Form 10-K
period 2017-08-31
Global Bridge Capital, Inc.
filed 2017-11-28
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED August 31, 2017

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Global Bridge Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of February 28, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0. This value was determined with each share of common stock valued at par value ($0.0001).

As of November 28, 2017, there were 10,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of November 28, 2017 there were no shares of preferred stock issued and outstanding.

Global Bridge Capital, Inc.

PART I

Item 1. Business.

Corporate History

Global Bridge Capital, Inc. was incorporated under the laws of the State of Delaware on August 22, 2016.

On August 23, 2016 Tan Yu Chai was appointed Chief Executive Officer (CEO), Chief Financial Officer (CFO) Chief Accounting Officer (CAO) and a Director of the Company.

On August 23, 2016 Goh Hock Seng was appointed President and a Director of the Company.

On August 23, 2016 the Company issued 5,000,000 shares of restricted common stock at par value ($0.0001 per share) to each Tan Yu Chai and Goh Hock Seng. The shares were issued as founding shares. No monies were paid for the shares.

On December 13, 2016 Tan Yu Chai resigned as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On December 13, 2016 Phang Kuang Yoang was appointed Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On August 22, 2017 we, “Global Bridge Capital, Inc.” entered into an agreement (“the agreement”) with Phillip David Huber, a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. The purchase price shall be equal to the Shareholders’ Equity of The Hutchison Company, plus $75,000.00. The Hutchison Company is a licensed broker dealer. The closing date of the agreement is undetermined at this time and has not yet occurred.

On September 1, 2017, the Board approved the appointment of Jeremy Mah Waye Shawn as our Chief Investment Officer, with an effective date of appointment on September 1, 2017.

Our principal executive offices are located at15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. Our phone number is +603-86053699.

Business Information

We, Global Bridge Capital, Inc., are a Consulting Company formed with the goal of becoming one of the premiere consulting Companies in South East Asia. We intend to offer a variety of services ranging from cross border IPO advisory services, crowd-funding services to venture capital and pre-IPO financing for middle-size businesses located in South East Asia. Initially our efforts will be focused in South East Asia with a particular emphasis on Malaysia, Indonesia, Vietnam, the Philippines, Singapore and Thailand. We may begin to evaluate the possibility of expanding our operations throughout all of Asia, as well as globally, but at this time there are no definitive plans to do so.

Our principal activities will be our IPO advisory services but we will also evaluate potential acquisitions which may help us to further and expedite our business activities. On August 22, 2017 we entered into an agreement to purchase 100% of the equity interest of the licensed broker dealer company C.E. Hutchison & Company, a North Carolina Company. The closing date of the agreement is undetermined at this time. We currently do not have significantly developed plans to acquire any additional specific companies. The as of yet unidentified companies we may seek to acquire will ideally have an existing customer base, a recognized brand presence, and significant operations which will help us to bolster our primary business activities. We anticipate that the funds for future acquisitions will come from future generated revenues.

The marketing plan of Global Bridge Capital, Inc. will be comprised of a combination of online and offline marketing activities in order to extend awareness of our company and services as effectively as possible. We will advertise through various, as of yet unidentified, websites in order to market our services. We will however, market our services through our own website www.gbcapital.co

Additionally, we will take significant strides to bolster our online presence through social media with the creation of a Facebook page and potentially through other social media websites, which have not been identified at this point in time. Our offline marketing will be initially comprised of seminars and other talks which we will organize through sites like www.meetup.com and potentially through print media. We will also be seeking business relationships with trade associations, accounting firms, incubators, etc. who can provide positive references, and potential clients, for us going forward. To date our marketing activities have been constrained to marketing to business contacts of our officers and directors.

There is a growing market in South East Asia, and to an extent this trend continues worldwide, of companies who are seeking to go public and becoming listed on a recognized exchange in a country other than their own. This is most commonly the case for companies seeking to becoming trading in the United States of America, which is the segment of the market upon which we will primarily focus. Through our cross border IPO advisory services, we seek to form the bridge between these companies seeking to conduct their IPO (Initial Public Offering) or in some cases DPO (Direct Public Offering), and their end goal of becoming recognized on a U.S. exchange.

We will utilize our existing network of financial and strategic advisors to create a clear and custom designed strategy for every one of our clients. Through the utilization of our advisory services they will find that the complex and sometimes daunting task of conducting a cross border listing can be simplified and made easily accessible to any business whether large or small.

Many companies seek to raise capital through crowd funding, and through our services we will help ensure that they are ‘fit for funding’ through personalized consultation. This includes, but is not limited to, the creation of, or assistance regarding, a custom business plan, a pitch deck and other pertinent information. We will also assist the company with preparation of a financial model and help them to calculate an accurate company valuation which can be used to evaluate their business. Through individualized consultation we can help ensure that companies are in an optimal position to raise capital via crowd funding or even through alternative venues.

As a business develops there may come a time in which additional capital is a necessity in order to take the next step and continue to make progress. At Global Bridge Capital, Inc. we will form the connection between middle-size businesses in South East Asia seeking additional funds and venture capital firms and alternative pre-IPO financing options. We can evaluate each of our clients on a case by case basis to establish their business goals, capital position, etc. in order to seek out and facilitate a relationship with an appropriate venture capital firm or outside financing opportunity. Our connections with various venture capital firms can be the difference between maximizing the wealth generated by a company or remaining at their current level of operations.

From time to time it should also be noted that, should we have available funds, we may elect to invest in what we believe to be high growth potential, early stage companies. The amount we would invest would be on a case by case basis.

Future Plans

Over the next six months of operations we plan to create various social media profiles, specifically Facebook although we will evaluate other social media outlets going forward.

The Company has discussed plans to establish a private equity fund to provide pre-IPO financing, and we plan to finalize our agreement to purchase 100% of the equity interest of the licensed broker dealer company C.E. Hutchison & Company, a North Carolina Company. At this point in time we have not established a timeline for these activities, nor have we made definitive plans regarding how we will set up this private equity fund, or how this will factor into our present business objectives. Our plans are constrained to the extent that we plan to finance this private equity fund with monies raised through either a subsequent offering (which we have no definitive plans to conduct), or through revenue generated from business activities. In summation, this is a very tentative plan and one that we have not determined specifics for and we do not presently know the total costs that will be associated with these activities nor do we have the specific steps we will need to take in order to implement these plans.

Throughout the next twelve months we plan to expand on our marketing efforts and evaluate future, as of yet unidentified, services which we may add onto our business. It is our goal to become a bridge between US companies who want to expand their business to Southeast Asia and Companies in Southeast Asia that can benefit from connections with these companies. In order to do that we plan to continually develop and expand on our existing services as we move forward into the future.

Licenses; Government Regulations

Our current business activities are constrained to simply consulting for our clients. Our consultation is not legal advice, nor do we offer it, and we do not believe that at present we are required to obtain any licenses or approvals in order to offer our consultation services.

However, in the future we intend to acquire and or operate a broker/dealer in the USA. In the event that our company makes such an acquisition and or commences broker/dealer activities then we would need to register with the SEC, FINRA, and we may need to register with the states in which we will commence such activities. As these acquisition/activities have not been determined at present, the specific states cannot be identified at this time. We must also become a member of the Securities Investor Protection Corporation, or “SIPC” if we are to operate a broker/dealer. Acquiring licenses through FINRA may require us and our staff to submit to background checks, and for our staff to complete exams which may include, but not strictly be limited to, FINRA Series 6, FINRA Series 7, NASAA Series 65 and NASAA Series 66. Additionally, our employees may need to register separately with any self-regulatory organizations to which we are a part of, in this case FINRA. No acquisitions are planned specifically at this time nor do we have any planned actions to act as a broker dealer at this time, but in the event that we do make certain acquisitions or plan to carry out such broker/dealer activities, then we anticipate having to acquire the licenses/approvals stated above and may have to acquire additional, as of yet unidentified, licenses depending on the nature of our future acquisitions and business practices.

Employees

As of August 31, 2017 we have four employees, Mr. Tan Yu Chai, Mr. Goh Hock Seng, Mr. Phang Kuang Yoang and Mr. Jeremy Mah Waye Shawn.

Currently, all of our employees, Officers and Directors all have the flexibility to work on our business up to 40 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

We have a limited operating history.

We have a limited operating history and do not have a meaningful historical record of sales and revenues nor do we have an established business track record. While we believe that we have the opportunity to be successful in the consultation industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income.

We do not currently have a fully developed marketing plan, and as such we may not generate as much revenue as we anticipate.

Presently, we do not have a definitive marketing plan to acquire clients. We may initially utilize personal connections of our Officers and Directors to generate leads, but we cannot guarantee that will result in anything. It will take us time to develop a concrete marketing plan, and in the interim we will likely not be generating significant revenue or, in a worst case scenario, any revenue at all.

Due to the fact that we have entered into a highly competitive industry, and we will be competing against companies with greater resources and an established network, we may have a difficult time penetrating the market.

Our new competitors have been in the consultation business for far longer than we have. They also have an existing client base, relevant company history, greater capital resources, an established brand, and any number of other factors. We may have a difficult time gaining the market share we are seeking. We will need to devote significant effort in the future to ensure that we can compete with established competitors successfully, and that we can generate and retain clients when competing against these other companies. In the event that we are not able to compete successfully, we may be forced to change our business plan and or scale down our operations.

Due to the fact that our officers and directors conduct outside activities, including the fact that Global Bridge PLT is owned and controlled by Tan Yu Chai and Goh Hock Seng, the attention and efforts of our officers and directors are not solely focused upon Global Bridge Capital, Inc., which could create potential conflicts of interest.

While our officers and directors intend to devote as much time as necessary to the success and development of Global Bridge Capital, Inc., they do have outside interests that require a portion of their time every week. Although we believe their time, resources, and effort to be allocated appropriately to allow for the Company’s future success, there can be no guarantee that their priorities will not shift in the future. In the event that their outside interests begin to take precedence over their positions in Global Bridge Capital, Inc. the Company may not experience the growth and success that is anticipated. Additionally, although we have no knowledge of any business opportunities for any of the outside interests of our Officers and Directors that are in conflict with the activities of Global Bridge Capital, Inc., it is possible that in the future such conflicts of interest may arrive. Conflicting business opportunities could significantly alter the focus and priorities of our Officers and Directors that cannot fully be predicted at this point in time. In this event either corrective action will have to be taken or, in a worst case scenario, investors could lose all or part of their investments.

At present we rely heavily upon Mr. Tan for additional capital in order to fund our development.

Tan Yu Chai has informally agreed to contribute funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. We do not believe we will require substantial additional financing from Mr. Tan, however without additional funding we will be unable to grow and market our business in the manner we intend to. Our business operations cannot progress further without additional financing, and Mr. Tan may not be willing to provide it to us. In the event that we cannot raise the money we seek, we may be forced to halt or suspend our proposed marketing and business activities and we may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• General Economic Conditions;

• The number clients we acquire per quarter;

• Our ability to retain, grow our business and attract new clients;

• Administrative Costs;

• Advertising and other marketing costs;

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our Professional reputation is critical to our business, and any harm to our reputation could decrease the amount of business we can acquire, which could have a material adverse effect on our future revenue and growth prospects.

Our reputation and our relationships with our future clients is a key factor in growing our revenue and increasing the number of consulting contracts we can consummate. Negative press reports regarding poor contract performance, employee misconduct, dissatisfied clients, or any number of negative events could substantially harm our reputation and make it more difficult for us to acquire future clients. Due to the ease of acquiring information provided by the internet this risk is particularly pertinent, as negative client feedback could be posted online and available to anyone who researches our Company. In the event that our reputation is substantially harmed we may acquire less revenue than we anticipate and in a worst case scenario may be forced to cease operations entirely.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 10,000,000 shares of common stock and no shares of preferred stock are issued and outstanding as of August 31, 2017. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

In the event that a substantial number of our outstanding shares are sold into the open market there may be a potential dilutive effect on our current shareholders. This may cause a decrease in the market price of our stock because there will be more shares issued and outstanding.

In the event that a substantial number of our outstanding shares are sold into the open market it may have a dilutive effect on our current shareholders. It may also result in a decrease in the price of our common stock since there will be more shares of common stock issued and outstanding.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Currently there are no shares of Preferred stock issued and outstanding. We have not yet determined how many votes each share of preferred stock will be designated to a security holder of our Preferred Stock at stockholders’ meetings, for all purposes, including election of directors.

Our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company is located at 15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. The Company’s office space is provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our two officers and directors, Tan Yu Chai and Goh Hock Seng.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange.

Holders

As of the date of this report, there are 2 shareholders of record of our common stock and 10,000,000 shares of common stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The Company has had no recent sales of unregistered securities.

Item 6. Selected Financial Data.

Global Bridge Capital, Inc. Balance Sheets

	August 31, 2017	August 31, 2016
ASSETS
Current Assets
Deposit	15,000	-
Total Current Assets	-	-

TOTAL ASSETS	$15,000	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$-	$98
Accrued Expenses	12,630	5,365
Total Current Liabilities	12,630	5,463

TOTAL LIABILITIES	12,630	5,463

Stockholders’ Equity/ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2017 and August 31, 2016	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 10,000,000 shares issued and outstanding as of August 31, 2017 and August 31, 2016	1,000	1,000
Additional Paid in Capital	69,868	24,980
Accumulated Deficit	(68,498)	(31,443)

Total Stockholders’ Equity/(Deficit)	$2,370	$(5,463)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$15,000	$-

Global Bridge Capital, Inc.
Statements of Operations

	Year Ended August 31, 2017	For the period from August 22, 2016 (date of inception) to August 31, 2016

Operating Expenses
General and administrative expenses	37,055	31,443
Total Operating Expenses	37,055	31,443
Net Loss	$(37,055)	$(31,443)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common stock outstanding - Basic and Diluted	10,000,000	8,888,889

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Liquidity and Capital Resources

As of August 31, 2017, our cash and cash equivalents balance was $0. As of August 31, 2016, our cash and cash equivalents balance was $0. There has been no variance in our cash balance over our last fiscal year.

Our cash balance is currently insufficient to fund our operations. If our revenues cannot cover our operating expenses, we will need to utilize funds from Tan Yu Chai, our Officer and Director, who has informally agreed to advance funds to allow us to pay for operating expenses. Tan Yu Chai has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Revenue

For the year ended August 31, 2017, and the year ended August 31, 2016, the Company has generated no revenue. As a result of the Company having not established a source of revenue, over the last two fiscal years, there has been no variance in revenue.

Net Income (Loss)

We recorded a net loss of $37,055 for our fiscal year ended August 31, 2017 whereas for the period from August 22, 2016 (Inception) through August 31, 2016 we recorded a net loss of $31,443. The increase in net loss is due to an increase in accrued expenses for the fiscal year ended August 31, 2017.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, accumulated deficit, and other adverse key financial ratios. The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Global Bridge Capital, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Shareholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Global Bridge Capital, Inc.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of Global Bridge Capital, Inc. (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended August 31, 2017 and the period from August 22, 2016 (Inception) through August 31, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Bridge Capital, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended August 31, 2017 and the period from August 22, 2016 (Inception) through August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 28, 2017

- F2 -

Global Bridge Capital, Inc. Balance Sheets

	August 31, 2017	August 31, 2016
ASSETS
Current Assets
Deposit	15,000	-

TOTAL ASSETS	$15,000	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$-	$98
Accrued Expenses	12,630	5,365
Total Current Liabilities	12,630	5,463

TOTAL LIABILITIES	12,630	5,463

Stockholders’ Equity/ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2017 and August 31, 2016	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 10,000,000 shares issued and outstanding as of August 31, 2017 and August 31, 2016	1,000	1,000
Additional Paid in Capital	69,868	24,980
Accumulated Deficit	(68,498)	(31,443)

Total Stockholders’ Equity/(Deficit)	$2,370	$(5,463)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$15,000	$-

The accompanying notes are an integral part of these financial statements.

- F3 -

Global Bridge Capital, Inc.
Statements of Operations

	Year Ended August 31, 2017	For the period from August 22, 2016 (date of inception) to August 31, 2016

Operating Expenses
General and administrative expenses	37,055	31,443
Total Operating Expenses	37,055	31,443
Net Loss	$(37,055)	$(31,443)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common stock outstanding - Basic and Diluted	10,000,000	8,888,889

The accompanying notes are an integral part of these financial statements.

- F4 -

Global Bridge Capital, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance as of August 22, 2016 (date of inception)	-	$-	$-	$-	$-

August 23, 2016 - Common shares issued for services	10,000,000	1,000	-	-	1,000

Expenses paid on behalf of the Company as contribution to capital	-	-	24,980	-	24,980

Net loss for the period	-	-	-	(31,443)	(31,443)
Balance as of August 31, 2016	10,000,000	$1,000	$24,980	$(31,443)	$(5,463)
Net loss for the period	-	-	-	(37,055)	(37,055)

Expenses paid on behalf of the Company as contribution to capital	-	-	44,888	-	44,888
Net loss	-	-	-	(37,055)	(37,055)
Balance as of August 31, 2017	10,000,000	$1,000	$69,868	$(68,498)	$2,370

The accompanying notes are an integral part of these financial statements.

- F5 -

Global Bridge Capital, Inc.

Statements of Cash Flows

	Year Ended August 31, 2017	Year Ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,055)	$(31,443)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed as capital	44,888	24,980
Stock based compensation	-	1,000
Changes in current assets and liabilities:
Accounts payable	(98)	98
Accrued expenses	7,265	5,365
Net cash provided by operating activities	15,000	-

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit	(15,000)	-
Net cash used in investing activities	(15,000)	-

Net increase in cash	$-	$-
Cash at beginning of year	-	-
Cash at end of year	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

- F6 -

Global Bridge Capital, Inc.

Notes to the Financial Statements

Note 1 - Organization and Description of Business

Global Bridge Capital, Inc., a Delaware corporation (“the Company”) was originally incorporated under the laws of the State of Delaware on August 22, 2016 with the name Global Bridge Capital, Inc.

The Company has elected August 31st as its year end.

The Company intends to offer corporate business and capital procurement consulting to clients.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2017 and August 31, 2016 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2017.

- F7 -

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of August 31, 2017 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

- F8 -

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of August 31, 2017.

The Company’s stock based compensation for the year ended August 31, 2017 and for the period from August 22, 2016 (inception) through August 31, 2016 were $0 and $1,000, respectively.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, accumulated deficit, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net carryfoward operating loss of ($67,498) which begins expiring twenty years from when it was incurred. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as of August 31, 2017 and 2016 after applying enacted corporate income tax rates, is net operating loss carryforward of $23,624 and $10,655 a valuation allowance of $(23,624) and $(10,655), respectively, which is a total deferred tax asset of $0.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

- F9 -

Note 5 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of August 31, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 10,000,000 shares of common stock issued and outstanding as of August 31, 2017 and August 31, 2016. They were issued as founders shares and valued at $1,000.

Additional Paid In Capital

During the year ended August 31, 2017, our Director, Tan Yu Chai paid $29,888 in operating expenses and related party Global Bridge PLT paid $15,000 in operating expenses which are recorded as additional paid in capital. Global Bridge PLT is a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng, the Directors of the Company.

During the period ending August 31, 2016, our Directors, Tan Yu Chai and Goh Hock Seng, paid a combined $24,980 in operating expenses which is recorded as additional paid in capital.

Note 6 - Related-Party Transactions

Contributed Capital

As of August 31, 2017, our Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $25,388 and $4,500, respectively, and related party Global Bridge PLT contributed capital of $15,000.

As of August 31, 2016, our Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $12,490 each, totaling $24,980.

Deposit

On August 22, 2017 the Company entered into an agreement with Phillip David Huber, “seller,” a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. The purchase price shall be equal to the Shareholders' Equity of The Hutchison Company, plus $75,000.00. The Hutchison Company is a licensed broker dealer. On August 24, 2017 $15,000 was wired to Investment Law Group, LLC “escrow agent,” to be held as a deposit per the terms of the agreement. The deposit was funded by related party Global Bridge PLT, a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng. The deposit held in escrow was released by the escrow agent to the seller’s attorney on or about November 10, 2017, after the due diligence period ended and no material issuers were detected with the intended acquisition of C.E. Hutchison & Company. The closing has yet to occur.

Equity

On August 23, 2016 the Company issued the following quantities of restricted common stock at par value ($.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

Name of Individual	Shares of Common Stock Issued
Tan Yu Chai	5,000,000
Goh Hock Seng	5,000,000
Total	10,000,000

Office Space

The Company is located at 15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. The Company’s office space is provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our two officers and directors, Tan Yu Chai and Goh Hock Seng.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives, no effective controls instituted over financial disclosure and the reporting process, lack of formal review process that includes multiple level review over financial disclosure and reporting processes, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses do have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of August 31, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Global Bridge Capital, Inc. are provided below:

NAME	AGE	POSITION
Tan Yu Chai	49	Chief Executive Officer, and Director
Goh Hock Seng	39	President and Director
Phang Kuang Yoang	49	Chief Financial Officer and Chief Accounting Officer
Jeremy Mah Waye Shawn	31	Chief Investment Officer

Tan Yu Chai – Chief Executive Officer and Director

Mr. Tan graduated from the University of Malaya with a Bachelors of Accounting (Hons) and is a chartered accountant registered with the Malaysia Institute of Accountants (MIA). From 1998 to 2003 Mr. Tan was a senior finance manager with a Malaysian-owned London-based financing and property investment company. His duties including raising capital for company's projects and managing the company's fund in London. In 2003 he set up Global Bridge Consulting, a small network of management consulting and financial advisory professionals, and remains a managing partner of the Company.

In 2006, Mr. Tan established www.CAPITAL.com.my, the first Investor- Entrepreneur matching platform in Malaysia to bring together businesses seeking capital with an international network of angel investors, family office, venture capital, private equity, and institutional investors.

In 2017 Mr. Tan set up Global Bridge PLT and remains a Managing Partner. Global Bridge PLT has future plans to specialize in various advisory services such as business advisory and marketing, globalization, business model re-engineering and growth.

Mr. Tan is a director of Global Bridge Management Sdn Bhd which was formed in 2007. The sole purpose of the entity, as of 2017, is to manage www.CAPITAL.com.my. Prior to the current focus of Global Bridge Management Sdn Bhd, the company was involved in providing advisory services, with a particular focus on advising the management of investee companies, and also assisted with matching entrepreneurs and investors.

William is also registered on the panel of External Service Provider for CEDAR (Centre for Entrepreneur Development and Research), SME Bank of Malaysia since Aug 2012 and is a reviewer of the business plan presentation for Bank Rakyat School of Business and Entrepreneurship, University Tun Abdul Razak, Kuala Lumpur, and recently was appointed by MDeC, an government agency in multimedia development, as commercial mentor to its grant recipients.

Due to Mr. Tan’s management experience the board has decided to appoint Mr. Tan to the position of Chief Executive Officer and Director

Goh Hock Seng- President and Director

Mr. Goh graduated from University Putra Malaysia in 2001 with a Bachelor Degree (Hons) in Industrial Chemistry. From 2001 to 2005 Mr. Goh worked as a Territory Manager in Ecolab Malaysia and his responsibilities were primarily related to business development. From 2005 to 2010 he set up his own business to distribute health products. From 2011 to present Mr. Goh was a cofounder and Operation Manager of KTG Marine, a company involved in land reclamation in Malaysia. From 2015 to present he has held the position of Management Consultant with KTG Education Group FKA Lagenda Education Group.

Due to Mr. Goh’s business experience the board has decided to appoint Mr. Goh to the position of President and Director.

Phang Kuang Yoang- Chief Financial Officer and Chief Accounting Officer

Mr. Phang graduated from University of Sydney with a Bachelor of Economics (majoring in Accounting, Economics and Commercial Law). He is a Chartered Accountant (registered with CPA  Australia and Malaysian Institute of Accountants) with 25 years of experience in all aspects of finance and accounting - ranging from the traditional accounting, reporting, compliance and tax to strategic roles such as advisory work, M&A, IPO, management consulting, change management as well as implementing systems and process improvement.

In addition, Mr. Phang has experience working in start-ups, having successfully set up new departments, systems, procedures, policies and managed other support functions such as Finance, HR, IT, Admin, Legal and Logistics.

One of his career highlights was the successful implementation of a shared finance service centre in Malaysia for AEC Education Plc, a UK-listed multinational. The shared finance service centre resulted in substantial cost savings (due to reduction in work duplication, more efficient workflow and tax savings) of as well as improved efficiency and effectiveness in reporting and information management.

From 2012 to present Mr. Phang has held a position as General Manager at Albar & Partners, a Malaysian Law Firm. His duties include overseeing staff, and general day to day operations of the firm.

Due to Mr. Phang’s experience in finance and technology the board has decided to appoint Mr. Phang to the positions of Chief Financial Officer and Chief Accounting Officer.

Jeremy Mah Waye Shawn - Chief Investment Officer

Jeremy Mah Waye Shawn graduated from Nottingham Trent University, United Kingdom, with a Master’s of Business Administration, a Bachelor’s Degree in Banking and Finance from Monash University, Australia.

From 2011 to present he has held the position of Associate Director with CIMB-Principal Asset Management Berhad, a leading asset management company in Malaysia. His key responsibilities include business strategy and sales management. In addition, from 2008 to 2011 he has gained retail banking experience throughout his tenure with Hong Leong Bank Berhad, RBC Investor Services Malaysia Sdn Bhd and Alliance Bank Malaysia Berhad.

Due to Jeremy Mah Wah Shawn’s business experience the board has decided to appoint him to the position of Chief Investment Officer.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Officers and Directors have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Director(s) evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our Chief Executive Officer Tan Yu Chai, at the address appearing on the first page of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2017.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer (including our officer(s)/director(s) of our wholly owned subsidiary) for all services rendered in all capacities to us for the year ended August 31, 2017 and December 31, 2015.

Summary Compensation Table:

Name and principal position (a)	Year ended August 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Tan Yu Chai , Chief Executive Officer, and Director	2016	-	-	5,000,000 (2)	-	-	-	-	$500

Tan Yu Chai , Chief Executive Officer, and Director	2017	-	-	-	-	-	-	-	-

Goh Hock Seng, President and Director	2016	-	-	5,000,000 (2)	-	-	-	-	$500

Goh Hock Seng, President and Director	2017	-	-	-	-	-	-	-	-

Phang Kuang Yoang, Chief Financial Officer and Chief Accounting Officer	2016	-	-	-	-	-	-	-	-

Phang Kuang Yoang, Chief Financial Officer and Chief Accounting Officer	2017	-	-	-	-	-	-	-	-

Jeremy Mah Waye Shawn, Chief Investment Officer	2016	-	-	-	-	-	-	-	-

Jeremy Mah Waye Shawn, Chief Investment Officer	2017	-	-	-	-	-	-	-	-

1.) Global Bridge Capital, Inc. was incorporated under the laws of the State of Delaware on August 22, 2016.

2.) On August 23, 2016 the Company issued 5,000,000 shares of restricted common stock at par value ($0.0001 per share) to each Tan Yu Chai and Goh Hock Seng. The shares were issued as founding shares. No monies were paid for the shares.

Compensation of Directors

The table above summarizes all compensation of our directors to date.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of August 31, 2017 and the November 28, 2017, the date of this report, the Company had/has 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Tan Yu Chai , Chief Executive Officer, and Director	5,000,000	50%	none	n/a	50%
Goh Hock Seng, President and Director	5,000,000	50%	none	n/a	50%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

Global Bridge Capital, Inc. was incorporated under the laws of the State of Delaware on August 22, 2016.

On August 23, 2016 Tan Yu Chai was appointed Chief Executive Officer (CEO), Chief Financial Officer (CFO) Chief Accounting Officer (CAO) and a Director of the Company.

On August 23, 2016 Goh Hock Seng was appointed President and a Director of the Company.

On August 23, 2016 the Company issued 5,000,000 shares of restricted common stock at par value ($0.0001 per share) to each Tan Yu Chai and Goh Hock Seng. The shares were issued as founding shares. No monies were paid for the shares.

On December 13, 2016 Tan Yu Chai resigned as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On December 13, 2016 Phang Kuang Yoang was appointed Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On August 22, 2017 we, “Global Bridge Capital, Inc.” entered into an agreement (“the agreement”) with Phillip David Huber, a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. The purchase price shall be equal to the Shareholders’ Equity of The Hutchison Company, plus $75,000.00. The Hutchison Company is a licensed broker dealer. The closing date of the agreement is undetermined at this time and has not yet occurred.

On September 1, 2017, the Board approved the appointment of Jeremy Mah Waye Shawn as our Chief Investment Officer, with an effective date of appointment on September 1, 2017.

During the period ending August 31, 2016, our Directors, Tan Yu Chai and Goh Hock Seng, paid a combined $24,980 in operating expenses which is recorded as additional paid in capital. Our Officers and Directors are not expected to be paid back for the aforementioned contributions.

The Company is located at 15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. The Company’s office space is provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our two officers and directors, Tan Yu Chai and Goh Hock Seng.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2017	2016
Audit fees	MaloneBailey, LLP	$7,000	$4,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$7,000	$4,500

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our directors. Our principal auditors have informed our directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our directors prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.

(2) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(3) Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Bridge Capital, Inc.

(Registrant)

By: /s/ Tan Yu Chai

Tan Yu Chai, Chief Executive Officer

Dated: November 28, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tan Yu Chai

Tan Yu Chai, Chief Executive Officer, Director

Dated: November 28, 2017

By: /s/ Goh Hock Seng

Goh Hock Seng, President, Director

Dated: November 28, 2017

By: /s/ Phang Kuang Yoang

Phang Kuang Yoang, Chief Financial Officer, Chief Accounting Officer

Dated: November 28, 2017