Form 10-Q
period 2017-11-30
Global Bridge Capital, Inc.
filed 2018-01-16
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Global Bridge Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia	59200 (Zip Code)
(Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 16, 2018, there were 10,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of January 16, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GLOBAL BRIDGE CAPITAL, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30, 2017	August 31, 2017
ASSETS
Current Assets
Cash	$96,160	$-
Deposit	15,000	15,000

TOTAL ASSETS	$111,160	$15,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$2,480	$12,630
Total Current Liabilities	2,480	12,630

TOTAL LIABILITIES	2,480	12,630

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2017 and August 31, 2017	-	-

Common stock , $0.0001 par value, 500,000,000 shares authorized, 10,000,000 shares issued and outstanding as of November 30, 2017 and August 31, 2017	1,000	1,000
Additional Paid in Capital	191,548	69,868
Accumulated Deficit	(83,868)	(68,498)

Total Stockholders’ Equity	$108,680	$2,370

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$111,160	$15,000

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

GLOBAL BRIDGE CAPITAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended November 30, 2017	For the Three Months Ended November 30, 2016

Operating Expenses

General and administrative expenses	$15,370	$-
Total Operating Expenses	15,370	-
Net Loss	$(15,370)	$-

Basic and Diluted Net Loss Per Common Share	$(0.00)	$-
Weighted average number of common stock outstanding – Basic and Diluted	$10,000,000	$10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

GLOBAL BRIDGE CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,370)	$-
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed as capital	21,380	500

Changes in current assets and liabilities:
Accrued expenses	(10,150)	(500)
Net cash used in operating activities	(4,140)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	$100,300	$-
Net cash provided by financing activities	100,300	-

Net increase in cash	$96,160	$-
Cash at beginning of period	-	-
Cash at end of period	$96,160	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

GLOBAL BRIDGE CAPITAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year August 31, 2017, as reported in the filed FORM 10K, have been omitted.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, reoccurring losses, and other adverse key financial ratios.

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

Note 4 - Shareholders’ Equity

Additional Paid In Capital

During the three months ended November 30, 2017, our Director, Tan Yu Chai contributed $121,680 of which $21,380 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

Prior to November 30, 2016 Global Bridge PLT contributed $500 to the Company.

Note 5 - Related-Party Transactions

Contributed Capital

During the period November 30, 2017, our Director Tan Yu Chai has provided the Company contributed capital of $121,680.

Deposit

On August 22, 2017 the Company entered into an agreement with Phillip David Huber, “seller,” a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. The purchase price shall be equal to the Shareholders' Equity of The Hutchison Company, plus $75,000. The Hutchison Company is a licensed broker dealer. On August 24, 2017 $15,000 was wired to Investment Law Group, LLC “escrow agent,” to be held as a deposit per the terms of the agreement. The deposit was funded by related party Global Bridge PLT, a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng. The deposit held in escrow was released by the escrow agent to the seller’s attorney on or about November 10, 2017, after the due diligence period ended and no material issuers were detected with the intended acquisition of C.E. Hutchison & Company. The closing has yet to occur.

Office Space

The Company’s office space is provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our two officers and directors, Tan Yu Chai and Goh Hock Seng.

Note 6 - Subsequent Events

On December 15, 2017 the Company acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC was organized on December 15, 2017 solely to manage future assets of the Company, Global Bridge Capital, Inc. Global Bridge Asset Management LLC has no assets, and no operations at this time.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

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

On December 13, 2016 Tan Yu Chai resigned as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On December 13, 2016 Phang Kuang Yoang was appointed Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On August 22, 2017 we, “Global Bridge Capital, Inc.” entered into an agreement (“the agreement”) with Phillip David Huber, a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. The purchase price shall be equal to the Shareholders’ Equity of The Hutchison Company, plus $75,000. The Hutchison Company is a licensed broker dealer. The closing date of the agreement is undetermined at this time and has not yet occurred.

On September 1, 2017, the Board approved the appointment of Jeremy Mah Waye Shawn as our Chief Investment Officer, with an effective date of appointment on September 1, 2017.

Business Information

The Company is a Consulting Company that intends to offer a variety of consulting services ranging from cross border IPO advisory services, crowd-funding services to venture capital and pre-IPO financing for middle-size businesses located in South East Asia.

Our principal executive offices are located at 15-7 Tower B, The Vertical Business Suite, Bangsar South City , No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. Our phone number is +603-86053699.

Liquidity and Capital Resources

Our cash balance is $96,160 as of November 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tan Yu Chai, our Officer and Director, who has informally agreed to advance funds to allow us to pay for operating expenses. Tan Yu Chai has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

During the three months ended November 30, 2017, our Director, Tan Yu Chai contributed $121,680 of which $21,380 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2017, our Director, Tan Yu Chai paid $29,888 in operating expenses and related party Global Bridge PLT paid $15,000 in operating expenses which are recorded as additional paid in capital. Global Bridge PLT is a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng, the Directors of the Company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $15,370 and $0 for the three months ended November 30, 2017 and 2016, respectively. The larger net loss we experienced for the three months ended November 30, 2017 is attributed to increased professional fees as a result of increased Company operations.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, reoccurring losses, and other adverse key financial ratios. The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

As a first priority, the Company plans to increase sufficient revenues for necessary working capital from our business. If the Company cannot generate sufficient revenues, it plans to borrow working capital from the director or parent company.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending November 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Bridge Capital, Inc.

(Registrant)

By: /s/ Tan Yu Chai

Name: Tan Yu Chai

CEO, Principal Executive Officer, Director

Dated: January 16, 2018

By: /s/ Phang Kuang Yoang

Name: Phang Kuang Yoang

CFO, Principal Financial

Dated: January 16, 2018