Form 10-Q
period 2018-02-28
Global Bridge Capital, Inc.
filed 2018-04-10
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Global Bridge Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

D-09-05, Menara Suezcap 1, KL Gateway 2, Jalan Kerinchi, Gerbang Kerinchi Lestari 59200, Kuala Lumpur, Malaysia	59200 (Zip Code)
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

As of April 10, 2018, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of April 10, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2018	August 31, 2017
ASSETS
Current Assets
Cash	$75,283	$-
Deposit	15,000	15,000
Total Current Assets	90,283	15,000

TOTAL ASSETS	$90,283	$15,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$2,480	$12,630
Total Current Liabilities	2,480	12,630

TOTAL LIABILITIES	2,480	12,630

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 28, 2018 and August 31, 2017	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 16,100,000 and 10,000,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	1,610	1,000
Additional Paid in Capital	208,832	69,868
Accumulated Deficit	(122,639)	(68,498)

Total Stockholders’ Equity	$87,803	$2,370

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$90,283	$15,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017	Six Months Ended February 28, 2018	Six Months Ended February 28, 2017

Operating Expenses

General and administrative expenses	$38,771	$11,566	$54,141	$11,566

Total Operating Expenses	$(38,771)	$(11,566)	$(54,141)	$(11,566)

Net Loss	$(38,771)	$(11,566)	$(54,141)	$(11,566)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,355,556	10,000,000	10,674,033	10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended February 28, 2018	Six Months Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,141)	$(11,566)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed as capital	38,664	15,999
Stock based compensation	610	-
Changes in current assets and liabilities:
Accounts payable		(98)
Accrued expenses	(10,150)	(4,335)
Net cash provided by operating activities	(25,017)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	$100,300	$-
Net cash provided by financing activities	100,300	-

Net increase in cash	$75,283	$-
Cash at beginning of period	-	-
Cash at end of period	$75,283	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

GLOBAL BRIDGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Description of Business

Global Bridge Capital, Inc., a Delaware corporation (“the Company”) was originally incorporated under the laws of the State of Delaware on August 22, 2016 with the name Global Bridge Capital, Inc.

On December 15, 2017 the Company acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC was set up as the asset management arm of the Company. The Company, through Global Bridge Asset Management LLC intends to apply for the relevant approvals to start its asset management business in the near future. Global Bridge Asset Management LLC has no assets, and no operations at this time.

The Company intends to offer corporate business and capital procurement consulting to clients

The Company has elected August 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Global Bridge Capital, Inc.’s wholly-owned subsidiary, Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Intercompany transactions are eliminated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year August 31, 2017, as reported in the filed FORM 10K, have been omitted.

Note 3 - Going Concern

The Company’s interim unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 4 - Shareholders’ Equity

Additional Paid In Capital

During the six months ended February 28, 2018, our Director, Tan Yu Chai contributed $138,964 of which $38,664 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

Prior to February 29, 2017 Global Bridge PLT contributed $15,999 to the Company.

Equity

On February 9, 2018 the Company issued the following quantities of restricted common stock at par value ($.0001) to the below individuals in exchange for the services rendered to the Company. These common shares were valued at $610.

Name of Individual	Shares of Common Stock Issued
Jeremy Mah Waye Shawn, Director and Chief Investment Officer	3,750,000
Phang Kuang Yoang, Director and CFO	1,250,000
Benny Lee Joo Chai	1,000,000
Dennis Patrick McMahon	100,000
Total	6,100,000

Note 5 - Related-Party Transactions

Contributed Capital

During the six months ended February 29, 2017, our Director Tan Yu Chai provided the Company with $15,999 in capital to go towards Company expenses. During the period ended February 28, 2018, our Director Tan Yu Chai has provided the Company contributed capital of $138,964.

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

Equity

On February 9, 2018 the Company issued the following quantities of restricted common stock at par value ($.0001) to the below individuals in exchange for the services rendered to the Company. These common shares were valued at $500.

Name of Individual	Shares of Common Stock Issued
Jeremy Mah Waye Shawn, Director and Chief Investment Officer	3,750,000
Phang Kuang Yoang, Director and CFO	1,250,000

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

Our principal executive offices are located at D-09-05, Menara Suezcap 1, KL Gateway 2, Jalan Kerinchi, Gerbang Kerinchi Lestari 59200, Kuala Lumpur, Malaysia. Our phone number is +603-86053699.

Liquidity and Capital Resources

Our cash balance is $75,283 as of February 28, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tan Yu Chai, our Officer and Director, who has informally agreed to advance funds to allow us to pay for operating expenses. Tan Yu Chai has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of February 28, 2018, our Director Tan Yu Chai has provided the Company contributed capital of $138,964.

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

Net Loss

We have recorded a net loss of $54,141 and $11,566 for the six months ended February 28, 2018 and 2017, respectively. The larger net loss we experienced for the six months ended February 28, 2018 is attributed to increased professional fees as a result of increased Company operations.

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

As of February 28, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending February 28, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Bridge Capital, Inc.

(Registrant)

By: /s/ Tan Yu Chai

Name: Tan Yu Chai

CEO, Principal Executive Officer, Director

Dated: April 10, 2018

By: /s/ Phang Kuang Yoang

Name: Phang Kuang Yoang

CFO, Principal Financial

Dated: April 10, 2018