Form 10-Q
period 2018-05-31
Global Bridge Capital, Inc.
filed 2018-07-16
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

As of July 16, 2018, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of July 16, 2018, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2018	August 31, 2017
ASSETS
Current Assets
Cash	$233,287	$-
Deposit	15,000	15,000
Total Current Assets	248,287	15,000

TOTAL ASSETS	$248,287	$15,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$2,480	$12,630
Loan from related party	172,000	-
Total Current Liabilities	174,480	12,630

TOTAL LIABILITIES	174,480	12,630

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2018 and August 31, 2017	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 16,100,000 and 10,000,000 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	1,610	1,000
Additional Paid in Capital	236,024	69,868
Accumulated Deficit	(163,827)	(68,498)

Total Stockholders’ Equity	$73,807	$2,370

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$248,287	$15,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Nine Months Ended May 31, 2018	Nine Months Ended May 31, 2017
Operating Expenses

General and administrative expenses	$41,188	$1,399	$95,329	$12,965

Total Operating Expenses	$(41,188)	$(1,399)	$(95,329)	$(12,965)

Net Loss	$(41,188)	$(1,399)	$(95,329)	$(12,965)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	16,100,000	10,000,000	12,502,564	10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

GLOBAL BRIDGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31, 2018	Nine Months Ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,329)	$(12,965)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed as capital	65,856	17,878
Stock based compensation	610	-
Changes in current assets and liabilities:
Accounts payable	-	(98)
Accrued expenses	(10,150)	(4,815)
Net cash provided by operating activities	(39,013)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from related party	$100,300	$-
Loan from related party	172,000	-
Net cash provided by financing activities	272,300	-

Net increase in cash	$233,287	$-
Cash at beginning of period	-	-
Cash at end of period	$233,287	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2017, as reported in the filed FORM 10K, have been omitted.

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

Note 4 – Loan from related party

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled by our Director, Tan Yu Chai. The loan to the Company is non-interest bearing, unsecured, and payable on demand.

 Note 5 - Shareholders’ Equity

Additional Paid In Capital

During the nine months ended May 31, 2018, our Director, Tan Yu Chai contributed $166,156 of which $65,856 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

Equity

On February 9, 2018 the Company issued the following quantities of restricted common stock at par value ($.0001) to the below individuals in exchange for the services rendered to the Company. These common shares were valued at $610.

Name of Individual	Shares of Common Stock Issued
Jeremy Mah Waye Shawn, Director and Chief Investment Officer	3,750,000
Phang Kuang Yoang, Director and CFO	1,250,000
Benny Lee Joo Chai, consultant	1,000,000
Dennis Patrick McMahon, consultant	100,000
Total	6,100,000

Note 6 - Related-Party Transactions

Loan to Company

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled by our Director, Tan Yu Chai. The loan to the Company is non-interest bearing, unsecured, and payable on demand.

Contributed Capital

During the six months ended February 29, 2017, our Director Tan Yu Chai provided the Company with $15,999 in capital to go towards Company expenses. During the period ended May 31, 2018, our Director Tan Yu Chai has provided the Company contributed capital of $166,156.

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

On February 9, 2018 Jeremy Mah Waye Shawn and Phang Kuang Yoang were each appointed as a Director.

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

Liquidity and Capital Resources

Our cash balance is $233,287 as of May 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tan Yu Chai, our Officer and Director, who has informally agreed to advance funds to allow us to pay for operating expenses. Tan Yu Chai has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of May 31, 2018, our Director Tan Yu Chai has provided the Company contributed capital of $166,156.

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

Net Loss

We have recorded a net loss of $95,329 and $12,965 for the nine months ended May 31, 2018 and 2017, respectively. The larger net loss we experienced for the nine months ended May 31, 2018 is attributed to increased professional fees as a result of increased Company operations.

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

As of May 31, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending May 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Bridge Capital, Inc.

(Registrant)

By: /s/ Tan Yu Chai

Name: Tan Yu Chai

CEO, Principal Executive Officer, Director

Dated: July 16, 2018

By: /s/ Phang Kuang Yoang

Name: Phang Kuang Yoang

CFO, Principal Financial

Dated: July 16, 2018