Form 10-K
period 2018-08-31
Luxxo, Inc.
filed 2019-01-15
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED August 31, 2018

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Luxxo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

D-09-05 Menara Suezcap 1, KL Gateway,No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

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

[X] Yes [  ] No

As of February 28, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of January 15, 2019, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of January 15, 2019 there were no shares of preferred stock issued and outstanding.

Luxxo, Inc.

PART I

Item 1. Business.

Corporate History

Luxxo, Inc., Formerly known as “Global Bridge Capital, Inc.,” was incorporated under the laws of the State of Delaware on August 22, 2016.

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

On December 13, 2016 Tan Yu Chai resigned as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On December 13, 2016 Phang Kuang Yoang was appointed Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On August 22, 2017 we entered into an agreement (“the agreement”) with Phillip David Huber, a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. On July 27, 2018, both of the aforementioned parties agreed to terminate the agreement and not go forward with the transaction. In connection with the termination of the agreement, the Company paid Phillip David Huber fifteen thousand five hundred and ninety dollars ($15,590.00). The payment is deemed to include and settle all claims in connection with the cancellation of the agreement.

On September 1, 2017, the Board approved the appointment of Jeremy Mah Waye Shawn as our Chief Investment Officer, with an effective date of appointment on September 1, 2017.

On December 15, 2017, the Company set up and acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC has no assets, and no operations yet at this time.

On February 9, 2018 Jeremy Mah Waye Shawn and Phang Kuang Yoang were each appointed as a Director by the Board of Directors with unanimous approval.

On February 9, 2018 the board unanimously approved to issue the following number of shares of restricted common stock to each of the respective individuals. All shares were issued for services rendered to the Company, and no monies were paid for any shares. Shares were issued at par value $0.0001 on February 9, 2018.

1) Jeremy Mah Waye Shawn - 3,750,000 restricted shares of common stock

2) Phang Kuang Yoang - 1,250,000 restricted shares of common stock

3) Benny Lee Joo Chai - 1,000,000 restricted shares of common stock

4) Dennis Patrick McMahon - 100,000 restricted shares of common stock

Benny Lee Joo Chai and Dennis Patrick McMahon are business associates of the aforementioned parties.

On October 23, 2018, Mr. Tan Yu Chai resigned as Director; such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On July 1, 2018, the Company entered into an LLC Membership Assignment agreement with Invinity Group Berhad, a company controlled by former officers and major shareholders of the company, Jeremy Mah Waye Shawn, Goh Hock Seng and Benny Lee Joo Chai. The result of the agreement was that the Company assigned, transferred, and conveyed 100% of the rights, title and interest in Global Bridge Asset Management, LLC , a Delaware Limited Liability Company, to Invinity Group Berhad. This agreement left the Company with no interest in Global Bridge Asset Management, LLC. There was no consideration rendered to the company resulting from this agreement.

On October 23, 2018, Mr. Phang Kuang Yoang resigned as President and Director; such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2018, Phang Kuang Yoang, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Phang Kuang Yoang transferred 1,250,000 shares of our common stock to Benny Lee Joo Chai in consideration of $125.00.

On October 21, 2018, Dennis Patrick McMahon, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Dennis Patrick McMahon transferred 100,000 shares of our common stock to Benny Lee Joo Chai in consideration of $10.00.

On October 21, 2018, Jeremy Mah Waye Shawn, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Jeremy Mah Waye Shawn transferred 3,750,000 shares of our common stock to Benny Lee Joo Chai in consideration of $375.00.

On October 21, 2018, Goh Hock Seng, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Goh Hock Seng, transferred 5,000,000 shares of our common stock to Benny Lee Joo Chai in consideration of $500.00.

On October 21, 2018, Tan Yu Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Tan Yu Chai, transferred 5,000,000 shares of our common stock to Benny Lee Joo Chai in consideration of $500.00.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Ch’ng Wee Ling. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Ch’ng Wee Ling in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Lim Wei Foon. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Lim Wei Foon in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Ee Ewe Chuan. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Ee Ewe Chuan in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Tan Boon Yew. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Tan Boon Yew in consideration of $402.50.

The aforementioned sale(s) of shares were exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On October 23, 2018, the board voted in favor of removing Tan Yu Chai from his position with the Company as Chief Executive Officer, and Phang Kuang Yoang from his position as Chief Financial and Accounting Officer; such removals from office are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The removals from office were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Mr. Goh Hock Seng resigned as President and Director; such resignations are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Mr. Jeremy Mah Waye Shawn resigned as Chief Investment Officer and Director; such resignations are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew were appointed Directors of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Ch'ng Wee Ling was appointed President of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Lim Wei Foon was appointed Chief Financial Officer and Chief Accounting Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Ee Ewe Chuan was appointed Chief Executive Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Tan Boon Yew was appointed Chief Marketing Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 24, 2018, the Company’s Board of Directors approved to change the name of the Company from “Global Bridge Capital, Inc.” to “Luxxo, Inc.” The name change was also approved by a majority shareholder vote without conducting a shareholders’ meeting as permitted by the Delaware Corporation Act.

On October 24, 2018, we filed a Certificate of Amendment with the Delaware Secretary of State to change our name to Luxxo, Inc.

On December 13, 2018 we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out, which is detailed herein, beginning on page three. Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.

Our principal executive offices are located at D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

Current Business Information

Luxxo, Inc. aims to become a leading medical tourism provider in South East Asia and, over time, develop into a world-class wellness hub. Leveraging Malaysia’s status as, what we believe is, one of the top choices for tourists seeking quality medical treatment, and our commitment to hiring employees with medical expertise coupled with our intention to utilize advanced medical technology we hope to provide comprehensive services with top-notch quality. Any and all plans for hiring employees and what specific technology we will be utilizing remains in the planning stages. We intend to call our future location the Luxxo Wellness City, although any and all plans pertaining to the Luxxo Wellness City remain in the planning stages. We intend for the Luxxo Wellness City to be located in the state of Malacca. We have significant steps to take in order to establish a facility in Malacca, and we cannot guarantee with any level of certainty that we will be successful in our future endeavors.

Services

At Luxxo Wellness City, we intend for patients to have access to niche services and treatments that will be customized to their needs from experienced medical specialists. The exact services that our patients will have access to has yet to be determined at this point in time.

With customer experience as a priority, Luxxo intends to organize extensive services for inbound patients including travel arrangements, schedule for consultations between patients and doctors, procedures as well as admissions.

While the specific services have yet to be determined, at this point in time Luxxo intends to take steps towards providing future niche services focused on the following key treatments:

Preventive Care

  Care focused on prevention of illnesses and diseases.

Regenerative Medicine

  Therapies that regenerate or replace injured or defective cells, tissues even possibly organs to restore or establish function and structures.

Assisted Living

  Basic care and assistance by caregivers for medical support and attention throughout the day.

Lifestyle Healthcare

  Overall health and quality of life improvements designed to help manage health concerns.

Target Customers

In the future, Luxxo Wellness City is expected to primarily target customers from China, Middle Eastern countries, neighboring countries as well as western countries seeking to receive treatment abroad in a resort environment. In general, the target customers will range between the ages of 30-65.

Competitive Advantages

While every aspect of future operations remains in the planning stages at present, Luxxo Wellness City intends to distinguish itself from its competitors by focusing on the 4 key treatment areas and providing an exclusive and natural environment for its customers. Additionally, the systems used for its operation intend to utilize advanced automation platforms such as booking applications, recognition systems and various other medical technologies that are developed locally. At present, this is just a speculative plan, and no steps have been taken to identify specifically what technologies will be utilized by the Company.

Marketing Plan

We intend to become a comprehensive medical tourism wellness hub that intends to offer its clients premium services through unidentified strategic collaborations with selected credible partners or merchants. Luxxo Wellness City also intends to develop brand awareness among clients by organizing promotional or networking events and advertising in exclusive print or online publications to reach the targeted audience. Luxxo also intends to hire Public Relations managers to generate publicity. All of the above marketing plans have not been determined with any level of specificity and remain in the planning stages.

Operational Plan

Luxxo plans to operate from an office located in Kuala Lumpur that will allow for gradual expansion as the organization head count grows over time or until the hub is built. Luxxo may also establish an affiliate office abroad such as in China, Dubai or Singapore to meet customers’ needs before their travels to Malaysia.

Current and Future plans

The management team of Luxxo is currently in discussion with several medical services providers on possible strategic acquisitions within Malaysia under the ‘Luxxo’ brand. Plans for any specific acquisitions have not been determined at this point in time. It is the intention of the Company to begin operations over the course of the next five years, but it is impossible to predict with any level of certainty how long it will take for our operations to commence, as we remain in the planning stages for every aspect of our business plan.

Employees

As of January 15, 2019, we have four employees, Mr. Ch’ng Wee Ling, Ms. Lim Wei Foon, Mr. Ee Ewe Chuan and Mr. Tan Boon Yew.

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

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

Our business plan is speculative in nature, and it is possible that any and all of our current plans may change as our operations progress.

We have ceased all activity related to our former business plan, and our current business plan is not fully developed. While we have a general plan, there are many details that we have yet to plan in any level of detail. It is possible that our current plans will not be feasible, and it is also possible that we may need to change any and all aspects of our business plan depending on any number of as of yet unforeseen circumstances.

We do not currently have a fully developed marketing plan, and as such we may not generate as much revenue as we anticipate.

Presently, we do not have a definitive marketing plan to acquire clients. Every aspect of our business plan remains in the planning stages, and we are currently considered a shell company. It will take us time to develop a concrete marketing plan, and in the interim we will likely not be generating significant revenue or, in a worst case scenario, any revenue at all.

Due to the fact that we have entered into a highly competitive industry, and we will be competing against companies with greater resources and an established network, we may have a difficult time penetrating the market.

Our new competitors have been in the medical tourism industry for far longer than we have. They also have an existing client base, relevant company history, greater capital resources, an established brand, and any number of other factors. We may have a difficult time gaining the market share we are seeking. We will need to devote significant effort in the future to ensure that we can compete with established competitors successfully, and that we can generate and retain clients when competing against these other companies. In the event that we are not able to compete successfully, we may be forced to change our business plan and or scale down our operations. Further, we will need to finalize our new business plan in its entirety before we can even begin to contemplate competing effectively against established market participants.

Due to the fact that our officers and directors conduct outside activities the attention and efforts of our officers and directors are not solely focused upon Luxxo, Inc., which could create potential conflicts of interest.

While our officers and directors intend to devote as much time as necessary to the success and development of Luxxo, Inc., they do have outside interests that require a portion of their time every week. Although we believe their time, resources, and effort to be allocated appropriately to allow for the Company’s future success, there can be no guarantee that their priorities will not shift in the future. In the event that their outside interests begin to take precedence over their positions in Luxxo, Inc. the Company may not experience the growth and success that is anticipated. Additionally, although we have no knowledge of any business opportunities for any of the outside interests of our Officers and Directors that are in conflict with the activities of Luxxo, Inc., it is possible that in the future such conflicts of interest may arrive. Conflicting business opportunities could significantly alter the focus and priorities of our Officers and Directors that cannot fully be predicted at this point in time. In this event either corrective action will have to be taken or, in a worst case scenario, investors could lose all or part of their investments.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, because we have nominal assets, we are still considered a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because none of our non-registered securities can be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

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

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• General Economic Conditions;

• Any and all costs associated with developing our business plan;

• Our ability to effectively implement any steps that we deem may be appropriate to further our as of yet incomplete business plan;

• Administrative Costs.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our Professional reputation will be critical to our business going forward, and any harm to our reputation could decrease the amount of business we can acquire, which could have a material adverse effect on our future revenue and growth prospects.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 16,100,000 shares of common stock and no shares of preferred stock are issued and outstanding as of January 15, 2019. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report, the Company is located at D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our officers and directors.

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

Holders

As of the date of this report, there are four (4) shareholders of record of our common stock and 16,100,000 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

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

Business Activities and Plans Going Forward.

On December 13, 2018 we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out, which is detailed herein, beginning on page three.

Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.

Currently we consider ourselves to be a shell company. We are not however, a blank check company.

In order to carry out our current business plan we will need additional financing which, at this time, we have no plans for how to reliably obtain. At present our fees consist of audit expenses in the amount of $7,000 per year, but there may be, what we expect to be, significant expenses incurred as we begin to develop our business plan. Our business plan at present remains in the planning stages, and while we have tentative plans to begin operations within the next five years, we cannot accurately forecast with any level of certainty how long it will take us to fully develop our plan or to begin to take steps towards operations and generating revenue.

Revenues and Net Loss

For the year ended August 31, 2018 and August 31, 2017 the Company generated no revenues. For the year ended August 31, 2018 the Company had a net loss of $173,686, predominantly due to operating expenses. For the year ended August 31, 2017 the Company had a net loss of $37,055 also predominantly due to operating expenses.

The increase in net loss for the year ended August 31, 2018 was due primarily to operating expenses paid out relating to the proposed acquisition of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation, of which this acquisition was not consummated. See “Deposit” below for more information. The agreement to acquire C.E. Hutchison & Company was cancelled by both parties.

Loan to Company

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former Director, Tan Yu Chai. The loan to the Company is non-interest bearing and payable on demand.

Contributed Capital

During the year ended August 31, 2018, our now former Director, Tan Yu Chai, contributed $118,285 of which $17,985 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2018, related party Global Bridge Holding Limited paid operating expenses on behalf of the Company totaling $58,891.

During the year ended August 31, 2018, related party Global Bridge Capital (M) Sdn Bhd, an entity owned by related party Global Bridge Holding Limited, paid operating expenses on behalf of the Company totaling $805.

During the year ended August 31, 2017, our now former Director, Tan Yu Chai paid $29,888 in operating expenses and related party Global Bridge PLT paid $15,000 in operating expenses which are recorded as additional paid in capital. Global Bridge PLT is a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng, the now former Directors of the Company.

As of August 31, 2018, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,663 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd have provided contributed capital of $15,000, $58,891, and $805, respectively.

Deposit

On August 22, 2017 the Company entered into an agreement with Phillip David Huber, “seller,” a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. On August 24, 2017 $15,000 was wired, to be held as a deposit per the terms of the agreement. The deposit was funded by related party Global Bridge PLT. On June 13, 2018 a fee of $5,000 was paid to the seller to extend the deadline of the purchase agreement. This deposit was funded by Global Bridge Holding Limited. On July 27, 2018, the Company entered into and consummated a “Settlement and Release Agreement” with the seller. At this time the deposits totaling $15,000 were forfeited and an additional payment to the seller of $15,590 was funded by Global Bridge Holding Limited.

Going Concern Analysis

The Company’s audited consolidated financial statements, included herein, are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, reoccurring losses, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital however, there is not guarantee management will provide sufficient or any funds of any kind. There is also no assurance that management's plan(s) will be successful.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Luxxo, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Changes in Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Consolidated Notes to Financial Statements	F7-F12

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luxxo, Inc. (Formerly known as Global Bridge Capital, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luxxo, Inc. (Formerly known as Global Bridge Capital, Inc.) (the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, change in stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

January 15, 2019

- F2 -

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

CONSOLIDATED BALANCE SHEETS

	August 31, 2018	August 31, 2017
ASSETS
Current Assets
Cash	$201,405	$-
Deposit	-	15,000
Total Current Assets	201,405	15,000

TOTAL ASSETS	$201,405	$15,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$22,130	$12,630
Loan from related party	172,000	-
Total Current Liabilities	194,130	12,630

TOTAL LIABILITIES	194,130	12,630

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2018 and August 31, 2017	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 16,100,000 and 10,000,000 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	1,610	1,000
Additional Paid in Capital	247,849	69,868
Accumulated Deficit	(242,184)	(68,498)

Total Stockholders’ Equity	$7,275	$2,370

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$201,405	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

- F3 -

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2018	Year Ended August 31, 2017

Operating Expenses

General and administrative expenses	$173,686	$37,055

Total Operating Expenses	$(176,686)	$(37,055)

Net Loss	$(173,686)	$(37,055)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	12,502,564	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

CONSOLIDATED Statements of Changes in Stockholders’ Equity

 FOR THE YEARS ENDED AUGUST 31, 2018 AND AUGUST 31, 2017

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of August 31, 2016	10,000,000	$1,000	$24,980	$(31,443)	$(5,463)

Expenses paid on behalf of the Company as contribution to capital	-	-	44,888	-	44,888

Net loss	-	-	-	(37,055)	(37,055)

Balance as of August 31, 2017	10,000,000	$1,000	$69,868	$(68,498)	$2,370

Common shares issued for services	6,100,000	610	-	-	610

Expenses paid on behalf of the Company as contribution to capital	-	-	77,681	-	77,681

Cash	-	-	100,300	-	100,300

Net loss	-	-	-	(173,686)	(173,686)

Balance as of August 31, 2018	16,100,000	$1,610	$247,849	$(242,184)	$7,275

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2018	Year Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,686)	$(37,055)
Adjustment to reconcile net loss to net cash used in operating activities :
Write-off of deposit held in escrow	15,000	-
Expenses contributed as capital	77,681	44,888
Stock based compensation	610	-
Changes in current assets and liabilities:
Accounts payable	-	(98)
Accrued expenses	9,500	7,265
Net cash provided by (used in) operating activities	(70,895)	15,000

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit	$-	$(15,000)
Net cash used in investing activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$172,000	$-
Capital Contributions	100,300	-
Net cash provided by financing activities	272,300	-

Net increase in cash	$201,405	$-
Cash at beginning of period	-	-
Cash at end of period	$201,405	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Global Bridge Capital, Inc., a Delaware corporation (“the Company”) was originally incorporated under the laws of the State of Delaware on August 22, 2016 with the name Global Bridge Capital, Inc.

On December 15, 2017 the Company acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC had no assets at August 31, 2018. As of July 1, 2018, the Company no longer has ownership of Global Bridge Asset Management LLC. On July 1, 2018, the Company entered into an LLC Membership Assignment agreement with Invinity Group Berhad, a company with common former officer. The result of the agreement was that the Company assigned, transferred, and conveyed 100% of the rights, title and interest in Global Bridge Asset Management, LLC , a Delaware Limited Liability Company, to Invinity Group Berhad. This agreement left the Company with no interest in Global Bridge Asset Management, LLC. There was no consideration rendered to the company resulting from this agreement.

As of August 31, 2018 we were a Company with a focus on financial services, formed with the goal of becoming one of the premiere financial services companies in South East Asia and China. We intended to offer a variety of services ranging from cross border IPO advisory services, investment banking, asset management, private equity and pre-IPO debt financing for middle-size businesses located in South East Asia and China. We have, however, since terminated the aforementioned plans in their entirety and now currently seek to provide services relating to medical tourism in South East Asia.

On October 24, 2018, the Company’s Board of Directors approved to change the name of the Company from “Global Bridge Capital, Inc.” to “Luxxo, Inc.”

On October 24, 2018, we filed a Certificate of Amendment with the Delaware Secretary of State to change our name to Luxxo, Inc.

On December 13, 2018 we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out. Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.

The Company has elected August 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Global Bridge Capital, Inc.’s former wholly-owned subsidiary, Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Intercompany transactions are eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2018 and August 31, 2017 were $201,405 and $0, respectively.

- F7 -

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2018 and 2017.

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

The Company does not have any potentially dilutive instruments as of August 31, 2018 and 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F8 -

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

The Company had no stock-based compensation plans as of August 31, 2018 and 2017.

The Company’s stock based compensation for the years ended August 31, 2017 and 2018 were $610 and $0, respectively.

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

Note 3 - Going Concern

The Company’s audited consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, reoccurring losses, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital however, there is not guarantee management will provide sufficient or any funds of any kind. There is also no assurance that management's plan(s) will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

- F9 -

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net carryforward operating loss of ($240,574) which begins expiring twenty years from when it was incurred. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for tax years beginning after December 31, 2017. The Tax Cuts and Jobs Act resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of August 31, 2018 from 35% to the new 21% tax rate.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Significant components of the Company’s deferred tax assets and liabilities as of August 31, 2018 and 2017 after applying enacted corporate income tax rates, is net operating loss carryforward of $50,521 and $14,175 a valuation allowance of $(50,521) and $(14,175), respectively, which is a total deferred tax asset of $0.

	August 31, 2018	August 31, 2017
Deferred tax asset, generated from net operating loss at statutory rates	$50,521	$14,175
Valuation allowance	$(50,521)	(14,175)
	$--	$—

 The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0)%
Effective income tax rate	0.0%

Note 5 – Loan from related party

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former CEO and Director, Tan Yu Chai. The loan to the Company is unsecured, non-interest bearing and payable on demand.

Note 6 - Shareholders’ Equity

Preferred Shares

There are 20,000,000 authorized shares of preferred stock with a par value of $.0001. There were no shares of preferred stock outstanding at August 31, 2018 and 2017.

Common Shares

There are 500,000,000 authorized shares of common stock with a par value of $.0001. There were 16,100,000 and 10,000,000 shares outstanding at August 31, 2018 and August 31, 2017, respectively.

On February 9, 2018 the Company issued the following quantities (total 6,100,000) of restricted common stock at par value ($.0001) to the below individuals in exchange for services rendered to the Company. These common shares were valued at $610.

1) Jeremy Mah Waye Shawn - 3,750,000 restricted shares of common stock

2) Phang Kuang Yoang - 1,250,000 restricted shares of common stock

3) Benny Lee Joo Chai - 1,000,000 restricted shares of common stock

4) Dennis Patrick McMahon - 100,000 restricted shares of common stock

Benny Lee Joo Chai and Dennis Patrick McMahon are business associates of the above parties.

Additional Paid In Capital

During the year ended August 31, 2018, our former Director , Tan Yu Chai contributed $118,285 of which $17,985 was paid directly by the former director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2018, related party Global Bridge Holding Limited paid operating expenses on behalf of the Company totaling $58,891.

During the year ended August 31, 2018, related party Global Bridge Capital (M) Sdn Bhd, an entity owned by related party Global Bridge Holding Limited, paid operating expenses on behalf of the Company totaling $805.

During the year ended August 31, 2017, our former Director , Tan Yu Chai paid $29,888 in operating expenses and related party Global Bridge PLT paid $15,000 in operating expenses which are recorded as additional paid in capital. Global Bridge PLT is a Malaysian entity owned by former common shareholders Tan Yu Chai and Goh Hock Seng, the former Directors of the Company.

- F10 -

Note 7 - Related-Party Transactions

Contributed Capital

As of August 31, 2018, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,663 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd have provided contributed capital of $15,000, $58,891 , and $805, respectively (See Note 6 – Additional Paid-in Capital)

Deposit

On August 22, 2017 the Company entered into an agreement with Phillip David Huber, "seller," a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. On August 24, 2017 $15,000 was wired, to be held as a deposit per the terms of the agreement. The deposit was funded by related party Global Bridge PLT. On June 13, 2018 a fee of $5,000 was paid to the seller to extend the deadline of the purchase agreement. This fee was funded by Global Bridge Holding Limited. On July 27, 2018, the Company entered into and consummated a "Settlement and Release Agreement" with the seller. At this time the deposits totaling $15,000 were forfeited and an additional payment to the seller of $15,590 was required from Global Bridge Capital and funded by Global Bridge Holding Limited. Total amount of $35,590 was expensed to operating expenses.

Office Space

The Company’s office space, as of August 31, 2018 was provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our now, two former officers and directors, Tan Yu Chai and Goh Hock Seng.

On October 21, 2018 the Company ceased utilizing office space of Global Bridge PLT, and have begun utilizing office space provided rent free by our now current officers and directors, rent free, at the address of D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

Note 8 – Subsequent Events

On October 21, 2018, Benny Lee Joo Chai, in private sales, purchased a total of 15,100,000 shares of common stock at par value of $.0001 per share, resulting in a 100% ownership of common shares outstanding. The breakdown of the private purchases is as follows: 3,750,000 shares from Jeremy Mah Waye Shawn; 100,000 from Dennis Patrick McMahon; 5,000,000 shares from Goh Hock Seng; 5,000,000 shares from Tan Yu Chai; and 1,250,000 shares from Phang Kuangt Yoang.

On October 22, 2018, Benny Lee Joo Chai, in private sales, sold a total of 16,100,000 shares of common stock at par value of $.0001 to four purchasers. The four new shareholders, Ch’ng Wee Ling, Lim Wei Foon, EE Ewe Chuun, and Tan Boon Yew, each purchased 4,025,000 shares of common stock representing a 25% ownership and voting percentage for each shareholder.

On October 23, 2018, the board voted in favor of removing Tan Yu Chai from his position with the Company as Chief Executive Officer, and Phang Kuang Yoang from his position as Chief Financial and Accounting Officer.

On October 23, 2018, Mr. Goh Hock Seng resigned as President and and Director.

On October 23, 2018, Mr. Jeremy Mah Waye Shawn resigned as Chief Investment Officer and Director,

On October 23, 2018, Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew were appointed Directors of the Company, Ch’ing Wee Ling was appointed President of the Company, Lim Wei Foon was appointed CFO and Chief Accounting Officer of the Company, Ee Ewe Chuan was appointed CEO of the Company, and Tan Boon Yew was appointed Chief Marketing Officer of the Company.

- F11 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Office and Chief Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives, no effective controls instituted over financial disclosure and the reporting process, lack of formal review process that includes multiple level review over financial disclosure and reporting processes, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of August 31, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Luxxo, Inc. are provided below:

NAME	AGE	POSITION
Ch’ng Wee Ling	50	President, Director
Lim Wei Foon	43	Chief Financial Officer, Chief Accounting Officer, Director
Ee Ewe Chuan	50	Chief Executive Officer, Director
Tan Boon Yew	55	Chief Marketing Officer, Director

Ch’ng Wee Ling– President and Director

Mr. Ch’ng Wee Ling is the founder, and has served as the director of, Global Link Industries Sdn Bhd and Global Link Cellular Accessories Sdn Bhd from 2010 to 2018. The companies are involved in the manufacturing, distribution and retail for mobile phone accessories products. Mr. Ch'ng Wee Ling recently resigned from his positions and is currently serving as an advisor to both companies.

Lim Wei Foon- Chief Financial Officer, Chief Accounting Officer and Director

Ms. Lim Wei Foon served as a Senior Accounts, Audit and Tax Co-Ordinator at S.Y. Choong & Co, an accounting firm from 1996 to 2001. In 2002, Ms. Lim was an executive at Citibank. From 2006 to 2008 she served as a marketing manager at LYM Packaging. From 2004 to 2007 Ms. Lim was the owner and director of Juvenile Book Store.

Ee Ewe Chuan- Chief Executive Officer, and Director

Mr. Ee Ewe Chuan has served as the founder and director Hydroflex Engineering Sdn Bhd, a hose supply and trading company, from 1990 to present, Hydroware (M) Sdn Bhd, a metals and chemicals supply company from 1993 to present, and AE Commercial Trading, an import and export of marine food products company from 1994 to present.

Tan Boon Yew- Chief Marketing Officer and Director

Mr. Tan Boon Yew, age 55, is the founder of Osmonics Sdn Bhd, an OEM and branded water filter supplier company in Malaysia, a company he established in 2000.

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

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our Chief Executive Officer Ee Ewe Chuan at the address appearing on the first page of this Annual Report.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2018.

Procedure for Nominating Directors

In 2018, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our officers and or directors for all services rendered, in all capacities to us, for the year ended August 31, 2018 and August 31, 2017. It should be noted none of our current officers and or directors, as of the date of this report, served as an officer and or director as of our most recent fiscal year end or the fiscal year end preceding it. None of our current officers and or directors have received any compensation of any type to date.

Summary Compensation Table:

Name and principal position (a)	Year ended August 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Tan Yu Chai, Former Chief Executive Officer, and Director	2017	-	-	-	-	-	-	-	$-

Tan Yu Chai, Former Chief Executive Officer, and Director	2018	-	-	-	-	-	-	-	$-

Goh Hock Seng, Former President and Director	2017	-	-	-	-	-	-	-	$-

Goh Hock Seng, Former President and Director	2018	-	-	-	-	-	-	-	$-

Phang Kuang Yoang, Former Chief Financial Officer, Chief Accounting Officer, and Director	2017	-	-	-	-	-	-	-	$-

Phang Kuang Yoang, Former Chief Financial Officer, Chief Accounting Officer and Director	2018	-	-	1,250,000	-	-	-	-	$125

Jeremy Mah Waye Shawn, Former Chief Investment Officer and Director	2017	-	-	-	-	-	-	-	$-

Jeremy Mah Waye Shawn, Former Chief Investment Officer and Director	2018	-	-	3,750,000	-	-	-	-	$375

Note: On February 9, 2018, the Company issued 1,250,000 shares of restricted common stock at par value ($0.0001 per share) to Phang Kuang Yoang and 3,750,000 shares of restricted common stock at par value ($0.0001 per share) to Jeremy Mah Waye Shawn. No monies were paid for the shares.

Compensation of Directors

The table above summarizes all compensation of our former directors, as of the past two fiscal year ends. It should be noted none of our current officers and or directors, as of the date of this report, served as an officer and or director as of our most recent fiscal year end or the fiscal year end preceding it. None of our current officers and or directors have received any compensation of any type to date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report the Company has 16,100,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Ch’ng Wee Ling	4,025,000	25%	none	n/a	25%
Lim Wei Foon	4,025,000	25%	none	n/a	25%
Ee Ewe Chuan	4,025,000	25%	none	n/a	25%
Tan Boon Yew	4,025,000	25%	none	n/a	25%

Mailing address of the above parties is D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, 59200 Kuala Lumpur, Malaysia.

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

On December 15, 2017, the Company set up and acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC has no assets, and no operations yet at this time.

On February 9, 2018 Jeremy Mah Waye Shawn and Phang Kuang Yoang were each appointed as a Director by the Board of Directors with unanimous approval.

On February 9, 2018 the board unanimously approved to issue the following number of shares of restricted common stock to each of the respective individuals. All shares were issued for services rendered to the Company, and no monies were paid for any shares. Shares were issued at par value $0.0001 on February 9, 2018.

1) Jeremy Mah Waye Shawn - 3,750,000 restricted shares of common stock

2) Phang Kuang Yoang - 1,250,000 restricted shares of common stock

3) Benny Lee Joo Chai - 1,000,000 restricted shares of common stock

4) Dennis Patrick McMahon - 100,000 restricted shares of common stock

Benny Lee Joo Chai and Dennis Patrick McMahon are business associates of the aforementioned parties.

On October 23, 2018, Mr. Tan Yu Chai resigned as Director; such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On July 1, 2018, the Company entered into an LLC Membership Assignment agreement with Invinity Group Berhad, a company controlled by former officers and major shareholders of the company, Jeremy Mah Waye Shawn, Goh Hock Seng and Benny Lee Joo Chai. The result of the agreement was that the Company assigned, transferred, and conveyed 100% of the rights, title and interest in Global Bridge Asset Management, LLC , a Delaware Limited Liability Company, to Invinity Group Berhad. This agreement left the Company with no interest in Global Bridge Asset Management, LLC. There was no consideration rendered to the company resulting from this agreement.

On October 23, 2018, Mr. Phang Kuang Yoang resigned as Director; such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2018, Phang Kuang Yoang, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Phang Kuang Yoang transferred 1,250,000 shares of our common stock to Benny Lee Joo Chai in consideration of $125.00.

On October 21, 2018, Dennis Patrick McMahon, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Dennis Patrick McMahon transferred 100,000 shares of our common stock to Benny Lee Joo Chai in consideration of $10.00.

On October 21, 2018, Jeremy Mah Waye Shawn, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Jeremy Mah Waye Shawn transferred 3,750,000 shares of our common stock to Benny Lee Joo Chai in consideration of $375.00.

On October 21, 2018, Goh Hock Seng, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Goh Hock Seng, transferred 5,000,000 shares of our common stock to Benny Lee Joo Chai in consideration of $500.00.

On October 21, 2018, Tan Yu Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Benny Lee Joo Chai. Pursuant to this agreement Tan Yu Chai, transferred 5,000,000 shares of our common stock to Benny Lee Joo Chai in consideration of $500.00.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Ch’ng Wee Ling. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Ch’ng Wee Ling in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Lim Wei Foon. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Lim Wei Foon in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Ee Ewe Chuan. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Ee Ewe Chuan in consideration of $402.50.

On October 22, 2018, Benny Lee Joo Chai, a shareholder of Global Bridge Capital, entered into a Share Purchase Agreement with Tan Boon Yew. Pursuant to this agreement Benny Lee Joo Chai, transferred 4,025,000 shares of our common stock to Tan Boon Yew in consideration of $402.50.

The aforementioned sale(s) of shares were exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Loan to Company

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former Director, Tan Yu Chai. The loan to the Company is non-interest bearing and payable on demand.

Contributed Capital

During the year ended August 31, 2018, our now former Director, Tan Yu Chai, contributed $118,285 of which $17,985 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2018, related party Global Bridge Holding Limited paid operating expenses on behalf of the Company totaling $58,891.

During the year ended August 31, 2018, related party Global Bridge Capital (M) Sdn Bhd, an entity owned by related party Global Bridge Holding Limited, paid operating expenses on behalf of the Company totaling $805.

During the year ended August 31, 2017, our now former Director, Tan Yu Chai paid $29,888 in operating expenses and related party Global Bridge PLT paid $15,000 in operating expenses which are recorded as additional paid in capital. Global Bridge PLT is a Malaysian entity owned by common shareholders Tan Yu Chai and Goh Hock Seng, the now former Directors of the Company.

As of August 31, 2018, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,993 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd have provided contributed capital of $15,000, $58,891, and $805, respectively.

Deposit

On August 22, 2017 the Company entered into an agreement with Phillip David Huber, "seller," a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. On August 24, 2017 $15,000 was wired, to be held as a deposit per the terms of the agreement. The deposit was funded by related party Global Bridge PLT. On June 13, 2018 a fee of $5,000 was paid to the seller to extend the deadline of the purchase agreement. This deposit was funded by Global Bridge Holding Limited. On July 27, 2018, the Company entered into and consummated a "Settlement and Release Agreement" with the seller. Both of the aforementioned parties agreed to terminate the agreement and not go forward with the transaction. In connection with the termination of the agreement, deposits totaling $15,000 were forfeited and an additional payment to the seller of $15,590 was funded by Global Bridge Holding Limited.

Office Space

The Company’s office space, as of August 31, 2018 was provided rent free by Global Bridge PLT, a Malaysian Company which is owned and controlled by our now, two former officers and directors, Tan Yu Chai and Goh Hock Seng.

On October 21, 2018 the Company ceased utilizing office space of Global Bridge PLT, and have begun utilizing office space provided rent free by our now current officers and directors, rent free, at the address of D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

On October 23, 2018, the board voted in favor of removing Tan Yu Chai from his position with the Company as Chief Executive Officer, and Phang Kuang Yoang from his position as Chief Financial and Accounting Officer; such removals from office are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The removals from office were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Mr. Goh Hock Seng resigned as President and and Director; such resignations are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Mr. Jeremy Mah Waye Shawn resigned as Chief Investment Officer and Director; such resignations are to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 23, 2018, Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew were appointed Directors of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Ch'ng Wee Ling was appointed President of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Lim Wei Foon was appointed Chief Financial Officer and Chief Accounting Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Ee Ewe Chuan was appointed Chief Executive Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 23, 2018, Tan Boon Yew was appointed Chief Marketing Officer of the Company; such action is to be effective after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On October 24, 2018, the Company’s Board of Directors approved to change the name of the Company from “Global Bridge Capital, Inc.” to “Luxxo, Inc.” The name change was also approved by a majority shareholder vote without conducting a shareholders’ meeting as permitted by the Delaware Corporation Act.

On October 24, 2018, we filed a Certificate of Amendment with the Delaware Secretary of State to change our name to Luxxo, Inc.

On December 13, 2018 we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out, which is detailed herein, beginning on page three. Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.

Our principal executive offices are located at D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our officers and directors.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2018	2017
Audit fees	MaloneBailey, LLP	$15,500	$7,000
Audit-related fees		$3,380	-
Tax fees		$4,000	$9,000
All other fees		-	-

Total		$22,880	$16,000

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

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Ee Ewe Chuan, Chief Executive Officer

Dated: January 15, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ee Ewe Chuan

Ee Ewe Chuan, Chief Executive Officer

Dated: January 15, 2019

By: /s/ Lim Wei Foon

Lim Wei Foon, Chief Financial Officer

Dated: January 15, 2019