Form 10-Q
period 2018-11-30
Luxxo, Inc.
filed 2019-05-02
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Luxxo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

D-09-05 Menara Suezcap 1, KL Gateway,No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia	59200 (Zip Code)
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

As of May 2, 2019, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of May 2, 2019, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

(FORMERLY KNOWN AS GLOBAL BRIDGE CAPITAL, INC.)

BALANCE SHEETS

(UNAUDITED)

	November 30, 2018	August 31, 2018
ASSETS
Current Assets
Cash	$200,726	$201,405
Total Current Assets	200,726	201,405

TOTAL ASSETS	$200,726	$201,405

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$5,530	$22,130
Accounts payable	27,240	-
Loan from related party	172,000	172,000
Total Current Liabilities	204,770	194,130

TOTAL LIABILITIES	204,770	194,130

Stockholders’ Equity(Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2018 and August 31, 2018	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,100,000 and 16,100,000 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	1,610	1,610
Additional Paid in Capital	248,378	247,849
Accumulated Deficit	(254,032)	(242,184)

Total Stockholders’ Equity(Deficit)	$(4,044)	$7,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY(DEFICIT)	$200,726	$201,405

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017
Operating Expenses

General and administrative expenses	$11,848	$15,370

Total Operating Expenses	$(11,848)	$(15,370)

Net Loss	$(11,848)	$(15,370)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	16,100,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,848)	$(15,370)
Adjustment to reconcile net loss to net cash used in operating activities :

Expenses contributed as capital	529	21,380

Changes in current assets and liabilities:
Accounts payable related party	27,240	-
Accrued expenses	(16,600)	(10,150)
Net cash provided by (used in) operating activities	(679)	(4,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributions	$-	$100,300
Net cash provided by financing activities	-	100,300

Net increase/(decrease) in cash	$(679)	$96,160
Cash at beginning of period	201,405	-
Cash at end of period	$200,726	$96,160
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

(FORMERLY KNOWN AS, GLOBAL BRIDGE CAPITAL, INC.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

As of August 31, 2018, we were a Company with a focus on financial services, formed with the goal of becoming one of the premiere financial services companies in South East Asia and China. We intended to offer a variety of services ranging from cross border IPO advisory services, investment banking, asset management, private equity and pre-IPO debt financing for middle-size businesses located in South East Asia and China. We have, however, since terminated the aforementioned plans in their entirety and now currently seek to provide services relating to medical tourism in South East Asia.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2018, as reported in the filed Form 10-K, have been omitted.

Note 3 - Going Concern

The Company’s interim unaudited financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 4 – Loan from related party

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled by our former Director, Tan Yu Chai. As of November 30, 2018 the loan to the Company is unsecured, non-interest bearing and payable on demand. On December 24, 2018, Tan Yu Chai signed a waiver letter which states that Global Bridge Holding Limited relinquishes any rights to the $172,000 loan to the Company. The amount was re-classed from loan from a related party to additional paid-in capital at this time as there is no longer expectation of repayment.

Note 5 - Related-Party Transactions

Equity

On October 22, 2018 the former shareholders and officers of the Company sold the following quantities of restricted common stock at par value ($.0001) to the below individuals. These common shares were valued at $1,610.  On October 23, 2018, these individuals were appointed as the new directors of the Company.

Name of Individual	Shares of Common Stock Issued
Ch’ng Wee Ling, President	4,025,000
Lim Wei Foon,, CFO	4,025,000
Ee Ewe Chuan,, CEO	4,025,000
Tan Boon Yew, Chief Marketing Officer	4,025,000
Total	16,100,000

Additional Paid In Capital

During the three months ended November 30, 2018, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $529. These expenses, consisting mostly of franchise tax and filing fees, are considered contributions to capital and recorded as additional paid in capital due to the fact that our consulting firm does not require repayment from the Company.

Office Space

The Company uses office space provided by our now current officers and directors, rent free, at the address of D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

Note 6 – Subsequent Events

On December 24, 2018, our former director, Tan Yu Chai, signed a waiver letter which states that he relinquished any rights to the $172,000 loan to the Company.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Liquidity and Capital Resources

Our cash balance is $200,726 as of November 30, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled by our former Director, Tan Yu Chai. As of November 30, 2018 the loan to the Company is unsecured, non-interest bearing and payable on demand. On December 24, 2018, Tan Yu Chai signed a waiver letter which states that Global Bridge Holding Limited relinquishes any rights to the $172,000 loan to the Company. The amount was re-classed from loan from a related party to additional paid-in capital at this time as there is no longer expectation of repayment.

During the three months ended November 30, 2018, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $529. These expenses, consisting mostly of franchise tax and filing fees, are considered contributions to capital and recorded as additional paid in capital due to the fact that our consulting firm does not require repayment from the Company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $11,848 and $15,370 for the three months ended November 30, 2018 and 2017, respectively. The smaller net loss we experienced for the three months ended November 30, 2018 is attributed to decreased professional fees as a result of increased Company operations.

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

As of November 30, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending November 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: May 2, 2019

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: May 2, 2019