Form 10-Q
period 2019-02-28
Luxxo, Inc.
filed 2019-06-04
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

As of June 4, 2019, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of June 4, 2019, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

BALANCE SHEETS

(UNAUDITED)

	February 28, 2019	August 31, 2018
ASSETS
Current Assets
Cash	$200,705	$201,405
Total Current Assets	200,705	201,405

TOTAL ASSETS	$200,705	$201,405

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$5,530	$22,130
Accounts payable	27,540	-
Loan from related party	-	172,000
Total Current Liabilities	33,070	194,130

TOTAL LIABILITIES	33,070	194,130

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 28, 2019 and August 31, 2018	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,100,000 and 16,100,000 shares issued and outstanding as of February 28, 2019 and August 31, 2018	1,610	1,610
Additional Paid in Capital	428,107	247,849
Accumulated Deficit	(262,082)	(242,184)

Total Stockholders’ Equity	$167,635	$7,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$200,705	$201,405

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

LUXXO, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018

Operating Expenses

General and administrative expenses	$8,050	$38,771	$19,898	$54,141

Total Operating Expenses	$(8,050)	$(38,771)	$(19,898)	$(54,141)

Net Loss	$(8,050)	$(38,771)	$(19,898)	$(54,141)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	16,100,000	11,355,556	16,100,000	10,674,033

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 31, 2018	16,100,000	$1,610	$247,849	$(242,184)	$7,275
Expenses paid on behalf of the Company as contribution to capital	-	-	528	-	528

Net loss	-	-	-	(11,848)	(11,848)
Balances, November 30, 2018	16,100,000	$1,610	$248,377	$(254,032)	$(4,045)
Expenses paid on behalf of the Company as contribution to capital	-	-	7,730	-	7,730
Related party loan forgiven	-	-	172,000	-	172,000
Net loss	-	-	-	(8,050)	(8,050)
Balances, February 28, 2019	16,100,000	$1,610	$428,107	$(262,082)	$167,635

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 31, 2017	10,000,000	$1,000	$69,868	$(68,498)	$2,370
Expenses paid on behalf of the Company as contribution to capital	-	-	21,380	-	21,380
Cash provided by related party	-	-	100,300	-	100,300
Net loss	-	-	-	(15,370)	(15,370)
Balances, November 30, 2017	10,000,000	$1,000	$191,548	$(83,868)	$108,680
Expenses paid on behalf of the Company as contribution to capital	-	-	17,284	-	17,284
Common shares issued for services	6,100,000	610	-	-	610
Net loss	-	-	-	(38,771)	(38,771)
Balances, February 28, 2018	$16,100,000	$1,610	$208,832	$(122,639)	$87,803

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,898)	$(54,141)
Adjustment to reconcile net loss to net cash used in operating activities :
Stock based compensation	-	610
Expenses paid on behalf of the Company and contributed as capital	8,258	38,664
Changes in current assets and liabilities:
Accounts payable related party	27,540	-
Accrued expenses	(16,600)	(10,150)
Net cash used in operating activities	(700)	(25,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	$-	$100.300
Net cash provided by financing activities	-	100,300

Net increase/(decrease) in cash	$(700)	$75,283
Cash at beginning of period	201,405	-
Cash at end of period	$200,705	$75,283

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Related party loan forgiven	$172,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

LUXXO, INC.

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

On December 13, 2018 we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out. Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.  We have since terminated the aforementioned plans in their entirety and now currently seek to provide services relating to medical tourism in South East Asia.

The Company has elected August 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2018, as reported in the filed FORM 10K, have been omitted.

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

 Note 4 – Loan from related party

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled by our former Director, Tan Yu Chai. As of November 30, 2018 the loan to the Company was unsecured, non-interest bearing and payable on demand. On December 24, 2018, Tan Yu Chai signed a waiver letter which states that Global Bridge Holding Limited relinquishes any rights to the $172,000 loan to the Company. The amount was re-classed from loan from a related party to additional paid-in capital at this time as there is no longer expectation of repayment.

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

Additional Paid In Capital

During the six months ended February 28, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $7,730. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $8,258 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

Office Space

The Company uses office space provided by our now current officers and directors, rent free, at the address of D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

Note 6 – Subsequent Events

Four payments were made by Luxxo Holding Berhard, a related party, on behalf of the Company, totaling $25,433 for professional fees.  These payments are considered to be a contribution to the Company with no expectation of repayment.

-F5-

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

Liquidity and Capital Resources

Our cash balance is $200,705 as of February 28, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

During the six months ended February 28, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $7,730. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $8,258 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $8,050 and $38,771 for the three months ended February 28, 2019 and 2018, respectively. The smaller net loss we experienced for the three months ended February 28, 2019 is attributed to decreased professional fees as a result of increased Company operations.

We have recorded a net loss of $19,898 and $54,141 for the six months ended February 28, 2019 and 2018, respectively. The smaller net loss we experienced for the six months ended February 28, 2019 is attributed to decreased professional fees as a result of increased Company operations.

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

As of February 28, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending February 28, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: June 4, 2019

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: June 4, 2019