Form 10-Q
period 2019-05-31
Luxxo, Inc.
filed 2019-07-15
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2019

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

As of July 15, 2019, there were 16,100,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of July 15, 2019, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31, 2019	August 31, 2018
ASSETS
Current Assets
Cash	$200,705	$201,405
Total Current Assets	200,705	201,405

TOTAL ASSETS	$200,705	$201,405

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$4,930	$22,130
Due to related party	27,540	-
Loan from related party	-	172,000
Total Current Liabilities	32,470	194,130

TOTAL LIABILITIES	32,470	194,130

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2019 and August 31, 2018	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,100,000 and 16,100,000 shares issued and outstanding as of May 31, 2019 and August 31, 2018	1,610	1,610
Additional Paid in Capital	463,881	247,849
Accumulated Deficit	(297,256)	(242,184)

Total Stockholders’ Equity	$168,235	$7,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$200,705	$201,405

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

LUXXO, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018

Operating Expenses

General and administrative expenses	$35,174	$41,188	$55,072	$95,329

Total Operating Expenses	$(35,174)	$(41,188)	$(55,072)	$(95,329)

Net Loss	$(35,174)	$(41,188)	$(55,072)	$(95,329)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	16,100,000	16,100,100	16,100,000	12,502,564

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED MAY 31, 2019

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 31, 2018	16,100,000	$1,610	$247,849	$(242,184)	$7,275
Expenses paid on behalf of the Company as contribution to capital	-	-	528	-	528

Net loss	-	-	-	(11,848)	(11,848)
Balances, November 30, 2018	16,100,000	$1,610	$248,377	$(254,032)	$(4,045)
Contribution by shareholder	-	-	7,730	-	7,730
Related party loan forgiven	-	-	172,000	-	172,000
Net loss	-	-	-	(8,050)	(8,050)
Balances, February 28, 2019	16,100,000	$1,610	$428,107	$(262,082)	$167,635
Expenses paid on behalf of the Company as contribution to capital	-	-	35,774	-	35,774
Net loss	-	-	-	(35,174)	(35,174)

Balances, May 31, 2019	16,100,000	$1,610	$463,881	$(297,256)	$168,235

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED MAY 31, 2018

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 31, 2017	10,000,000	$1,000	$69,868	$(68,498)	$2,370
Expenses paid on behalf of the Company as contribution to capital	-	-	21,380	-	21,380
Cash provided by related party	-	-	100,300	-	100,300
Net loss	-	-	-	(15,370)	(15,370)
Balances, November 30, 2017	10,000,000	$1,000	$191,548	$(83,868)	$108,680
Expenses paid on behalf of the Company as contribution to capital	-	-	17,284	-	17,284
Common shares issued for services	6,000,000	610	-	-	610
Net loss	-	-	-	(38,771)	(38,771)
Balances, February 28, 2018	16,100,000	$1,610	$208,832	$(122,639)	$87,803
Expenses paid on behalf of the Company as contribution to capital	-	-	27,192	-	27,192
Net loss	-	-	-	(41,188)	(41,188)
Balances, May 31, 2018	$16,100,000	$1,610	$236,024	$(163,827)	$73,807

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,072)	$(95,330)
Adjustment to reconcile net loss to net cash used in operating activities :
Stock based compensation	-	610
Expenses paid on behalf of the Company and contributed as capital	44,032	65,856
Changes in current assets and liabilities:
Due to related party	27,540	-
Accrued expenses	(17,200)	(10,150)
Net cash used in operating activities	(700)	(39,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from related party	$-	$100,300
Loan from related party	-	172,000
Net cash provided by financing activities	-	272,300

Net increase/(decrease) in cash	$(700)	$233,287
Cash at beginning of period	201,405	-
Cash at end of period	$200,705	$233,287

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Related party loan forgiven	$172,000	$-

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

On December 13, 2018, we ceased all previous business activities relating to, what is now, our previous business plan. On the same day we adopted a new business plan, which we seek to carry out. Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.  We have since terminated the aforementioned plans in their entirety and now currently seek to provide services relating to medical tourism in South East Asia.

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

Note 5 - Related-Party Transactions

Equity

On October 22, 2018, the former shareholders and officers of the Company sold the following quantities of restricted common stock at par value ($.0001) to the below individuals. These common shares were valued at $1,610.  On October 23, 2018, these individuals were appointed as the new directors of the Company.

Name of Individual	Shares of Common Stock Issued
Ch’ng Wee Ling, President	4,025,000
Lim Wei Foon, CFO	4,025,000
Ee Ewe Chuan, CEO	4,025,000
Tan Boon Yew, Chief Marketing Officer	4,025,000
Total	16,100,000

Additional Paid In Capital

During the nine months ended May 31, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $43,504. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $44,032 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

Office Space

The Company uses office space provided by our now current officers and directors, rent free, at the address of D-09-05 Menara Suezcap 1, KL Gateway, No. 2 Jalan Kerinchi, Gerbang Kerinchi Lestari, Kuala Lumpur, Malaysia.

Due to Related Parties

As of May 31, 2019, we had $27,540 due to related parties. The $27,540 is due on demand, non-interest bearing and unsecured.

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

On December 13, 2016 Tan Yu Chai resigned as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On December 13, 2016 Phang Kuang Yoang was appointed Chief Financial Officer (CFO) and Chief Accounting Officer (CAO) of the Company.

On August 22, 2017 we entered into an agreement (“the agreement”) with Phillip David Huber, a North Carolina resident, to purchase 100% of the equity interest of C.E. Hutchison & Company (d/b/a The Hutchison Company), a North Carolina corporation. On July 27, 2018, both of the aforementioned parties agreed to terminate the agreement and not go forward with the transaction. In connection with the termination of the agreement, the Company paid Phillip David Huber fifteen thousand five hundred and ninety dollars ($15,590). The payment is deemed to include and settle all claims in connection with the cancellation of the agreement.

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

Liquidity and Capital Resources

Our cash balance is $200,705 as of May 31, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

During the nine months ended May 31, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $7,730. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $8,258 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $35,174 and $41,188 for the three months ended May 31, 2019 and 2018, respectively. The smaller net loss we experienced for the three months ended May 31, 2019 is attributed to decreased professional fees as a result of increased Company operations.

We have recorded a net loss of $55,072 and $95,329 for the nine months ended May 31, 2019 and 2018, respectively. The smaller net loss we experienced for the nine months ended May 31, 2019 is attributed to decreased professional fees as a result of increased Company operations.

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

As of May 31, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending May 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: July 15, 2019

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: July 15, 2019