Form 10-K
period 2019-08-31
Luxxo, Inc.
filed 2020-01-02
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED August 31, 2019

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Luxxo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

As of February 28, 2019, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of January 2, 2020, there were 270,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of January 2, 2020 there were no shares of preferred stock issued and outstanding.

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

On October 23, 2018, Mr. Tan Yu Chai resigned as Director.

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

On October 23, 2018, Mr. Phang Kuang Yoang resigned as President and Director.

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

On October 23, 2018, Mr. Goh Hock Seng resigned as President and Director.

On October 23, 2018, Mr. Jeremy Mah Waye Shawn resigned as Chief Investment Officer and Director.

On October 23, 2018, Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew were appointed Directors of the Company.

On October 23, 2018, Ch'ng Wee Ling was appointed President of the Company.

On October 23, 2018, Lim Wei Foon was appointed Chief Financial Officer and Chief Accounting Officer of the Company.

On October 23, 2018, Ee Ewe Chuan was appointed Chief Executive Officer of the Company.

On October 23, 2018, Tan Boon Yew was appointed Chief Marketing Officer of the Company.

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

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. Of this amount, 225,300,000 shares were sold to related parties, 183,900,000 shares were sold to the four officers/directors, 390,000 shares were sold to relatives of the four officers/directors, and 41,010,000 shares were sold to companies with common ownership. The total capital raised from the aforementioned offering was $25,390. However, the shares were not issued until September 2019 and payments for the share purchases were not received by the Company until November and December 2019. As of the date of this annual report, the Company has received wire payments to the Company’s corporate bank account totaling $22,441.50 from thirteen shareholders. Also, foreign funds equivalent to $2,948.50 are being held on trust by the attorney for the Company.

The Company plans to use the above funds for working capital and general corporate expenses.

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

Our principal executive offices are located at Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Current Business Information

Luxxo, Inc. aims to become a leading medical tourism provider in South East Asia and, over time, develop into a world-class wellness hub. Leveraging Malaysia’s status as what is, in the Company’s opinion, one of the top choices for tourists seeking quality medical treatment, and our commitment to hiring employees with medical expertise coupled with our intention to utilize advanced medical technology we hope to provide comprehensive services with top-notch quality. Any and all plans for hiring employees and what specific technology we will be utilizing remains in the planning stages. We intend to call our future location the Luxxo Wellness City, although any and all plans pertaining to the Luxxo Wellness City remain in the planning stages. We intend for the Luxxo Wellness City to be located in the state of Malacca. We have significant steps to take in order to establish a facility in Malacca, and we cannot guarantee with any level of certainty that we will be successful in our future endeavors.

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

Over the course of the last fiscal year, we have made no progress in furthering our business objectives, and we cannot make any assurances as to when we will begin to do so, nor can we estimate how long it will take to fully implement our business plan with any level of specificity at this point in time.

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

Current and Future plans

The management team of Luxxo is currently in discussion with several medical services providers on possible strategic acquisitions within Malaysia under the ‘Luxxo’ brand. Plans for any specific acquisitions have not been determined at this point in time. It is the intention of the Company to begin operations over the course of the next five years, but it is impossible to predict with any level of certainty how long it will take for our operations to commence, as we remain in the planning stages for every aspect of our business plan. Over the past fiscal year we have made no progress to our business plan, and we cannot predict, with any further level of certainty, when we will begin to do so.

Our current and future plans require additional funding, of which we do not have on hand to meet the business objectives detailed herein. We are exploring options for funding but have no sources of potential funding that seem suitable or plausible at this time.

Employees

As of January 2, 2020, we have four employees, Mr. Ch’ng Wee Ling, Ms. Lim Wei Foon, Mr. Ee Ewe Chuan and Mr. Tan Boon Yew.

Currently, all of our employees, whom also happen to be our Officers and Directors, all have the flexibility to work on our business up to 40 hours per week, but are prepared to devote more time if necessary.

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

Our current business plan is not fully developed. While we have a general plan, there are many details that we have yet to plan in any level of detail. It is possible that our current plans will not be feasible, and it is also possible that we may need to change any and all aspects of our business plan depending on any number of as of yet unforeseen circumstances. We have made no material progress to furthering our business plan, and cannot determine what changes, if any, will be required when we begin to do so.

We have significant steps to take to carry out our business plan. To carry out our business plan, in any capacity, we require additional funding.

To carry out our business plan, or any of our proposed plans for that matter, we require additional funding. We have no sources of funding and are exploring options on where to obtain funding to meet our business objectives. There is no guarantee we will find funding in any capacity. A lack of funding may cause us to curtail, or suspend operations entirely. This may cause an investor in our common stock to lose some or all of their investment.

We do not currently have a fully developed marketing plan, and as such we may not generate as much revenue as we anticipate.

Presently, we do not have a definitive marketing plan to acquire clients. Every aspect of our business plan remains in the planning stages, and we are currently considered a shell company. It will take us time to develop a concrete marketing plan, and in the interim we will likely not be generating significant revenue or, in a worst case scenario, any revenue at all. We cannot determine when we will have a fully developed marketing plan with any level of certainty.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 270,000,000 shares of common stock and no shares of preferred stock are issued and outstanding as of January 2, 2020. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report, the Company is located at Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our Officers and Directors.

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

Holders

As of the date of this report, there are five hundred and sixty seven (567) shareholders of record of our common stock and 270,000,000 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. Of this amount, 225,300,000 shares were sold to related parties, 183,900,000 shares were sold to the four officers/directors, 390,000 shares were sold to relatives of the four officers/directors, and 41,010,000 shares were sold to companies with common ownership. The total capital raised from the aforementioned offering was $25,390. However, the shares were not issued until September 2019 and payments for the share purchases were not received by the Company until November and December 2019. As of the date of this annual report, the Company has received wire payments to the Company’s corporate bank account totaling $22,441.50 from thirteen shareholders. Also, foreign funds equivalent to $2,948.50 are being held on trust by the attorney for the Company.

The Company plans to use the funds for working capital and general corporate expenses.

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

Business Activities and Plans Going Forward.

On December 13, 2018 we ceased all previous business activities relating to what is now our previous business plan. On the same day we adopted a new business plan, which we seek to carry out, which is detailed herein, beginning on page three.

Presently, and going forward, we intend to provide services relating to medical tourism in South East Asia.

Currently we consider ourselves to be a shell company. We are not, however, a blank check company.

In order to carry out our current business plan we will need additional financing which, at this time, we have no plans for how to reliably obtain. At present we expect there to be significant expenses incurred as we begin to develop our business plan. Our business plan at present remains in the planning stages, and while we have tentative plans to begin operations within the next five years, we cannot accurately forecast with any level of certainty how long it will take us to fully develop our plan or to begin to take steps towards operations and generating revenue. We have made no material steps to further our business plan over the past fiscal year, and cannot determine when we will begin to do so with any level of specificity. At this time we have no source of funding to carry out our proposed business operations.

Revenues and Net Loss

For the year ended August 31, 2019 and August 31, 2018 the Company generated no revenues. For the year ended August 31, 2019 the Company had a net loss of $87,936 also predominantly due to general and administrative expenses. For the year ended August 31, 2018 the Company had a net loss of $173,686, predominantly due to general and administrative expenses.

Loan to Company

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former Director, Tan Yu Chai. The loan was forgiven December 24, 2018 and the amount was recorded as additional paid-in capital.

Contributed Capital

During the year ended August 31, 2018, our now former Director, Tan Yu Chai, contributed $118,285 of which $17,985 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2018, related party Global Bridge Holding Limited paid operating expenses on behalf of the Company totaling $58,891. Global Bridge Holding Limited is currently owned and controlled by Tan Yu Chai, Phang Kuang Yoang and Goh Hock Seng.

During the year ended August 31, 2018, related party Global Bridge Capital (M) Sdn Bhd, an entity owned by related party Global Bridge Holding Limited, paid operating expenses on behalf of the Company totaling $805.

During the year ended August 31, 2019, our former Director, Tan Yu Chai, forgave a loan previously made to the Company totaling $172,000. The related party loan forgiven was recorded as additional paid in capital.

During the year ended August 31, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $64,568. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $65,096 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

As of August 31, 2019, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,663 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd, Invinity Consulting and Luxxo Holdings Berhard have provided contributed capital of $15,000, $230,891 , $805, $528 and $64,568 respectively.

Luxxo Holdings Berhad is owned and controlled in equal parts by Ch’ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew.

Subsequent to August 31, 2019, Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $31,592. These expenses consisted primarily of professional fees and filing fees.

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

Item 8. Financial Statements and Supplementary Data.

Luxxo, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Changes in Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Consolidated Notes to Financial Statements	F7-F10

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luxxo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luxxo, Inc. as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

December 30, 2019

- F2 -

LUXXO, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2019	August 31, 2018
ASSETS
Current Assets
Cash equivalents	$200,705	$201,405
Total Current Assets	200,705	201,405

TOTAL ASSETS	$200,705	$201,405

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$16,730	$22,130
Accounts payable related party	27,540	-
Loan from related party	-	172,000
Total Current Liabilities	44,270	194,130

TOTAL LIABILITIES	44,270	194,130

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2019 and August 31, 2018	-	-

Common stock, $.0001 par value, 500,000,000 shares authorized, 16,100,000 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	1,610	1,610
Common stock, $.0001 par value, 253,900,000 and 0 shares subscribed as of August 31, 2019 and August 31, 2018.	25,390	-
Common stock receivable	(25,390)	-
Additional Paid in Capital	484,945	247,849
Accumulated Deficit	(330,120)	(242,184)

Total Stockholders’ Equity	$156,435	$7,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$200,705	$201,405

The accompanying notes are an integral part of these consolidated financial statements.

- F3 -

LUXXO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2019	Year Ended August 31, 2018

Operating Expenses

General and administrative expenses	$87,936	$173,686

Total Operating Expenses	$(87,936)	$(173,686)

Net Loss	$(87,936)	$(173,686)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	16,100,000	12,502,564

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

LUXXO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE YEARS ENDED AUGUST 31, 2019 AND AUGUST 31, 2018

	Common Stock		Par Value Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Par Value Common Stock	Common Stock Receivable	Accumulated Deficit	Total
Balance as of August 31, 2017	10,000,000		$1,000		$69,868	-	$-	$-	(68,498)	$2,370

Common shares issued for services	6,100,000		610		-	-	-	-	-	610

Expenses paid on behalf of the Company as contribution to capital	-		-		77,681	-	-	-	-	77,681

Cash received as capital contributions		-		-	100,300	-	-	-	-	100,300

Net loss	-		-		-	-	-	-	(173,686)	(173,686)

Balance as of August 31, 2018	16,100,000		$1,610		$247,849	$-	$-	$-	$(242,184)	$7,275

Common stock subscribed	-		-		-	253,900,000	25,390	(25,390)	-	-

Expenses paid on behalf of the Company as contribution to capital	-		-		65,096	-	-	-	-	65,096

Related party loan forgiven	-		-		172,000	-	-	-	-	172,000

Net loss	-		-		-	-	-	-	(87,936)	(87,936)

Balance as of August 31, 2019	16,100,000		$1,610		$484,945	253,900,000	$25,390	$(25,390)	$(330,120)	$156,435

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

LUXXO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2019	Year Ended August 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,936)	$(173,686)
Adjustment to reconcile net loss to net cash used in operating activities :
Write-off of deposit held in escrow	-	15,000
Expenses contributed as capital	65,096	77,681
Stock based compensation	-	610
Changes in current assets and liabilities:
Accounts payable	27,540	-
Accrued expenses	(5,400)	9,500
Net cash provided by (used in) operating activities	(700)	(70,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$-	$172,000
Capital Contributions	-	100,300
Net cash provided by financing activities	-	272,300

Net increase(decrease) in cash equivalents	$(700)	$201,405
Cash equivalents at beginning of period	201,405	-
Cash equivalents at end of period	$200,705	$201,405

NONCASH FINANCING AND INVESTING INFORMATION:
Related party loan forgiven	$172,000	$-
Common stock subscribed	$25,390	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2019 and August 31, 2018 were $200,705 and $201,405, respectively. At the time of filing, the Company’s corporate bank account is in New York City. Our four founders, Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew have only online access to the bank account and are unable to process payments. The founders, who reside overseas, plan to meet with bank officials in New York toward the end of the first quarter of 2020 to establish full access to the corporate funds. No former directors or any others besides our four founders have access to the corporate bank account, therefore we consider these amounts to be a cash equivalents.

- F7 -

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2019 and 2018.

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

The Company does not have any potentially dilutive instruments as of August 31, 2019 and 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of August 31, 2019 and 2018.

The Company’s stock based compensation for the years ended August 31, 2019 and 2018 were $0 and $610, respectively.

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

Significant components of the Company’s deferred tax assets and liabilities as of August 31, 2019 and 2018 after applying enacted corporate income tax rates, is net operating loss carryforward of $328,510 and $240,574 a valuation allowance of $(68,987) and $(50,521), respectively, which is a total deferred tax asset of $0. The tax filing for the 2018 fiscal year is the only other tax year available for review.

	August 31, 2019	August 31, 2018
Deferred tax asset, generated from net operating loss at statutory rates	$68,987	$50,521
Valuation allowance	$(68,987)	(50,521)
	$--	$—

 The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0)%
Effective income tax rate	0.0%

Note 5 – Loan from related party

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former CEO and Director, Tan Yu Chai. The loan was forgiven December 24, 2018 and the amount was recorded as additional paid-in capital.

Note 6 - Shareholders’ Equity

Preferred Shares

There are 20,000,000 authorized shares of preferred stock with a par value of $.0001. There were no shares of preferred stock outstanding at August 31, 2019 and 2018.

Common Shares

There are 500,000,000 authorized shares of common stock with a par value of $.0001. There were 16,100,000 shares outstanding at August 31, 2019 and August 31, 2018.

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

Common Stock Subscribed and Common Stock Receivable

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. Of the total shares sold, 225,300,000 were sold to related parties--183,900,000 to the four officers/directors of the Company and 390,000 to relatives of the four officers/directors. In addition, 41,010,000 shares were sold to companies with common ownership. However, the shares were not issued until September 2019 and payments for the share purchases were not received by the Company until November and December 2019. Subsequent to year end, the Company received wire payments to the corporate bank account totaling $22,442 from thirteen shareholders, $18,322 of which was from our four officers/directors. Also, foreign funds equivalent to $2,948.50 are being held on trust by the attorney for the Company.

Additional Paid In Capital

During the year ended August 31, 2019, our former Director, Tan Yu Chai, forgave a loan previously made to the Company totaling $172,000. The related party loan forgiven was recorded as additional paid in capital.

During the year ended August 31, 2019, our consulting firm, Invinity Consulting, reimbursed payments made on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $64,568. These expenses, consisting mostly of franchise tax, filing fees and professional fees, total $65,096 and are considered contributions to capital and recorded as additional paid in capital due to the fact that these related parties do not require repayment from the Company.

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

Note 7 - Related-Party Transactions

Contributed Capital

As of August 31, 2019, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,663 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd, Invinity Consulting and Luxxo Holdings Berhard have provided contributed capital of $15,000, $230,891, $805, $528 and $64,568 respectively (See Note 6 – Additional Paid-in Capital).

The consulting arrangement with Invinity Consulting includes the following services provided by Invinity to the Company: liasing on behalf of the company with the external stakeholders, i.e. auditors, accountants, etc. in the United States and general business consultancy on the company's strategic plans. This consulting arrangement incurs a monthly fee of RM 22,260 and is a one year agreement set to expire on December 31, 2019.

Office Space

The Company’s office space is provided rent free by our current officers and directors at the address of Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Note 8 – Subsequent Events

Subsequent to August 31, 2019, Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $31,592. These expenses consisted primarily of professional fees and filing fees.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of August 31, 2019, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Ch’ng Wee Ling– President and Director

Mr. Ch'ng Wee Ling is the founder, and has served as the director of, Global Link Industries Sdn Bhd and Global Link Cellular Accessories Sdn Bhd from 2010 to 2018. The companies are involved in the manufacturing, distribution and retail for mobile phone accessories products. Mr. Ch'ng Wee Ling recently resigned from his positions and is currently serving as an advisor to both companies. Mr. Ch'ng is also involved in the hospitality industry through his position as a director as Brown Hotel Sdn Bhd since 2018 and restaurant business through his directorship in M Nyonya Corner Sdn Bhd, a position he held since 2017. Mr. Ch'ng is also involved in the training business as a founder and director of VCM Group Sdn Bhd since 2019 and he is also involved in the services industry through his position as a director of Luxxo Healthcare Sdn Bhd, a company involved in the marketing and distribution of healthcare products and services and Prestige Getaways Sdn Bhd which involves in the tourism business. Both positions were held since 2019. Mr. Ch'ng also serves as a director in few other investment holding companies, M Development Sdn Bhd, Luxxo International Limited and Westgold Development Sdn Bhd since 2016, 2018 and 2019 respectively.

Lim Wei Foon- Chief Financial Officer, Chief Accounting Officer and Director

Ms. Lim Wei Foon served as a Senior Accounts, Audit and Tax Co-Ordinator at S.Y. Choong & Co, an accounting firm from 1996 to 2001. In 2002, Ms. Lim was an executive at Citibank. From 2006 to 2008 she served as a marketing manager at LYM Packaging. From 2004 to 2007 Ms. Lim was the owner and director of Juvenile Book Store. Ms Lim Wei Foon entered the F&B industry in 2017 through her directorship with VCG Restaurant Sdn Bhd. She also became the director of VCM Group Sdn Bhd, a training services provider, in 2018. She has also been appointed as a director for an investment holding company; LUXXO International Limited since 2018, as well as marketing, merchandising and distribution of healthcare products and services companies; LUXXO Healthcare Sdn Bhd, Beaute De LUXXO Sdn Bhd, LUXXO Beauty Aisle Sdn Bhd and One Sqin Sdn Bhd in 2019. Concurrently Ms Lim became involved in the clinical services industry through her directorship with Klinik Xomedic Sdn Bhd and tourism business through her directorship with Prestige Getaways Sdn Bhd. She has also ventured into the merchandising business with VCL Distributor Sdn Bhd in the same year, as its director.

Ee Ewe Chuan- Chief Executive Officer, and Director

Mr. Ee Ewe Chuan is involved in the metals and chemicals supply business and has served as the founder and director of Hydroware Supplies Sdn Bhd and Hydroware (M) Sdn Bhd and served as the founder and director from 1993 and 1998 respectively to present. Mr. Ee Ewe Chuan also founded AE Commercial Trading, an import and export of marine food products company from 1994 to present and BR Gifts & Home Products, a distributor of premium items in 2005. Mr. Ee is also involved in the hospitality industry through his position as a director as Brown Hotel Sdn Bhd since 2018 and training business through his directorship in VCM Group Sdn Bhd, a position he held since 2019. Mr. Ee also served as a director for Prestige Getaways Sdn Bhd which is involved in the tourism business since 2019. Mr. Ee also serves as a director in few other investment holding companies, Luxxo International Limited and Westgold Development Sdn Bhd since 2018 and 2019 respectively.

Tan Boon Yew- Chief Marketing Officer and Director

Mr. Tan Boon Yew, age 55, is involved in the water filter supply business in Malaysia through his companies Osmonics Sdn Bhd, Osmonics Filtration Sdn Bhd and Sukawa Global Marketing Sdn Bhd, a position he held since 2002, 2007 and 2008. He is also involved in the merchandising business through his position as a director since 2014 in Next Uptown Sdn Bhd. Mr. Tan also serves as a director in M Educom Global Sdn Bhd, an investment holding company since 2016. Mr. Tan is also involved in the fast moving consumer goods business through his position as a director in JH Green Venture Sdn Bhd since 2018.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2019.

Procedure for Nominating Directors

In 2019, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our officers and or directors for all services rendered, in all capacities to us, for the year ended August 31, 2019 and August 31, 2018. It should be noted none of our current officers and or directors, as of the date of this report, served as an officer and or director as of our most recent fiscal year end or the fiscal year end preceding it. None of our current officers and or directors have received any compensation of any type to date.

Summary Compensation Table:

Name and principal position (a)	Year ended August 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ch’ng Wee Ling, President and Director	2019	-	-	-	-	-	-	-	$-

Lim Wei Foon, Chief Financial Officer, Chief Accounting Officer and Director	2019	-	-	-	-	-	-	-	$-

Ee Ewe Chuan, Chief Executive Officer and Director	2019	-	-	-	-	-	-	-	$-

Tan Boon Yew, Chief Marketing Officer and Director	2019	-	-	-	-	-	-	-	$-

Tan Yu Chai, Former Chief Executive Officer, and Director	2019	-	-	-	-	-	-	-	$-

Tan Yu Chai, Former Chief Executive Officer, and Director	2018	-	-	-	-	-	-	-	$-

Goh Hock Seng, Former President and Director	2019	-	-	-	-	-	-	-	$-

Goh Hock Seng, Former President and Director	2018	-	-	-	-	-	-	-	$-

Phang Kuang Yoang, Former Chief Financial Officer, Chief Accounting Officer, and Director	2019	-	-	-	-	-	-	-	$-

Phang Kuang Yoang, Former Chief Financial Officer, Chief Accounting Officer and Director	2018	-	-	1,250,000	-	-	-	-	$125

Jeremy Mah Waye Shawn, Former Chief Investment Officer and Director	2019	-	-	-	-	-	-	-	$-

Jeremy Mah Waye Shawn, Former Chief Investment Officer and Director	2018	-	-	3,750,000	-	-	-	-	$375

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report the Company has 270,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Ch’ng Wee Ling	72,752,500	26.95%	none	n/a	26.95%
Lim Wei Foon	72,752,500	26.95%	none	n/a	26.95%
Ee Ewe Chuan	72,752,500	26.95%	none	n/a	26.95%
Tan Boon Yew	22,752,500	8.43%	none	n/a	8.43%

*The mailing address of the above parties named in the chart is Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Note: The above table includes the ownership of each party held indirectly through the Companies listed below.

(1) Luxxo Holdings Berhad is the beneficial shareholder of 10,000,000 shares of common stock. The mailing address for Luxxo Holdings Berhad is: Bukit Jalil City, Signature Shop Offices, N-9-1, N-9-2, N-9-3, Persiaran Jalil 2 Kuala Lumpur, W. Persekutuan, 57000, Malaysia. Luxxo Holdings Berhad is owned and controlled in equal parts by Ch’ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew.

(2) Luxxo International Limited is the beneficial shareholder of 30,000,000 shares of common stock. The mailing address for Luxxo International Limited is: 1, Lot A020, Level 1, Podium Level Financial Park, Jalan Merdeka Labuan, F.T., 87000 Malaysia. Luxxo International Limited is owned and controlled by Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan.

(3) Luxxo Crest Marketing Sdn Bhd is owned entirely (100%) by Luxxo Holdings Berhad. Luxxo Crest Marketing Sdn Bhd currently is the beneficial shareholder of 1,010,000 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions.

Luxxo Holdings Berhad is the beneficial shareholder of 10,000,000 shares of common stock. The mailing address for Luxxo Holdings Berhad is: Bukit Jalil City, Signature Shop Offices, N-9-1, N-9-2, N-9-3, Persiaran Jalil 2 Kuala Lumpur, W. Persekutuan, 57000, Malaysia. Luxxo Holdings Berhad is owned and controlled in equal parts by Ch’ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew.

Luxxo International Limited is the beneficial shareholder of 30,000,000 shares of common stock. The mailing address for Luxxo International Limited is: 1, Lot A020, Level 1, Podium Level Financial Park, Jalan Merdeka Labuan, F.T., 87000 Malaysia. Luxxo International Limited is owned and controlled by Ch'ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan.

Luxxo Crest Marketing Sdn Bhd is owned entirely (100%) by Luxxo Holdings Berhad. Luxxo Crest Marketing Sdn Bhd currently is the beneficial shareholder of 1,010,000 shares of common stock.

Loan to Company

On May 15, 2018, related party Global Bridge Holding Limited loaned $172,000 to the Company. Global Bridge Holding Limited is a company controlled and funded by our now former Director, Tan Yu Chai. The loan to the Company is non-interest bearing and payable on demand. The loan was forgiven December 24, 2018 and the amount was recorded as additional paid-in capital.

Contributed Capital

During the year ended August 31, 2018, our now former Director, Tan Yu Chai, contributed $118,285 of which $17,985 was paid directly by the director to pay for operating expenses on behalf of the Company and $100,300 in cash was contributed to the Company to fund current and future expenditures.

During the year ended August 31, 2018, related party Global Bridge Holding Limited paid operating expenses on behalf of the Company totaling $58,891. Global Bridge Holding Limited is currently owned and controlled by Tan Yu Chai, Phang Kuang Yoang and Goh Hock Seng.

During the year ended August 31, 2018, related party Global Bridge Capital (M) Sdn Bhd, an entity owned by related party Global Bridge Holding Limited, paid operating expenses on behalf of the Company totaling $805.

As of August 31, 2018, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,993 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd have provided contributed capital of $15,000, $58,891, and $805, respectively. Global Bridge PLT is owned and controlled by Tan Yu Chai, Phang Kuang Yoang and Goh Hock Seng.

As of August 31, 2019, our now former Directors, Tan Yu Chai and Goh Hock Seng, have provided the Company contributed capital of $160,663 and $12,490, respectively. Related parties Global Bridge PLT, Global Bridge Holding Ltd, and Global Bridge Capital (M) Sdn Bhd, Invinity Consulting and Luxxo Holdings Berhard have provided contributed capital of $15,000, $230,891 , $805, $528 and $64,568 respectively.

Luxxo Holdings Berhad is owned and controlled in equal parts by Ch’ng Wee Ling, Lim Wei Foon, Ee Ewe Chuan and Tan Boon Yew.

Subsequent to August 31, 2019, Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $31,592. These expenses consisted primarily of professional fees and filing fees.

Purchases of Stock

During the months of July and August the Company sold restricted stock to the following related parties below:

Ch’Ng Wee Yeng, Janice Lim Lai Yee, Eric Lim Chih Khin, Lim Wee Meng, Lim Wee Chun, Ee Jin Heng, Moy Ken-Yen, Ee Ewe Liang, Luxxo Crest Marketing SDN BHD. The aforementioned individuals are all family members of our officers and/or directors, with the exception of Luxxo Crest Marketing SDN BHD, which is an entity 100% owned by Luxxo Holdings Berhad.

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

Office Space

The Company’s office space is provided rent free by our current officers and directors at the address of Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2019	2018
Audit fees	MaloneBailey, LLP	$22,000	$15,500
Audit-related fees		-	$3,380
Tax fees		-	$4,000
All other fees		-	-

Total		$22,000	$22,880

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

Dated: January 2, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ee Ewe Chuan

Ee Ewe Chuan, Chief Executive Officer

Dated: January 2, 2020

By: /s/ Lim Wei Foon

Lim Wei Foon, Chief Financial Officer

Dated: January 2, 2020