Form 10-Q
period 2019-11-30
Luxxo, Inc.
filed 2020-03-04
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-215528

Luxxo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4015038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia	59200 (Zip Code)
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

As of March 4, 2020, there were 270,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of March 4, 2020, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

BALANCE SHEETS

	November 30, 2019	August 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash equivalents	$219,948	$200,705
Prepaid expense	42,300	-
Total Current Assets	262,248	200,705

TOTAL ASSETS	$262,248	$200,705

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$7,680	$16,730
Accounts payable – related party	27,540	27,540
Total Current Liabilities	35,220	44,270

TOTAL LIABILITIES	35,220	44,270

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2019 and August 31, 2019	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized, 210,255,000 and 16,100,000 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	21,026	1,610
Common stock, $0.0001 par value, 59,745,000 and 253,900,000 shares subscribed as of November 30, 2019 and August 31, 2019, respectively	5,974	25,390
Common stock receivable	(5,974)	(25,390)
Additional paid in capital	562,106	484,945
Accumulated deficit	(356,104)	(330,120)

Total Stockholders’ Equity	$227,028	$156,435

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$262,248	$200,705

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

LUXXO, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018

Operating Expenses

General and administrative expenses	$25,984	$11,848

Total Operating Expenses	$(25,984)	$(11,848)

Net Loss	$(25,984)	$(11,848)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	197,457,143	16,100,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

(UNAUDITED)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Par Value Common Stock	Common Stock Receivable	Accumulated Deficit	Total
Balance as of August 31, 2019	16,100,000	$1,610	$484,945	253,900,000	$25,390	$(25,390)	$(330,120)	$156,435

Common stock sold	194,155,000	19,416	-	(194,155,000)	(19,416)	19,416	-	19,416

Expenses and prepayment paid on behalf of the Company as contribution to capital	-	-	77,161	-	-	-	-	77,161

Net loss	-	-	-	-	-	-	(25,984)	(25,984)

Balance as of November 30, 2019	210,255,000	$21,026	$562,106	59,745,000	$5,974	$(5,974)	$(356,104)	$227,028

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

(UNAUDITED)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance as of August 31, 2018	16,100,000	$1,610	$247,849		$(242,184)	$7,275

Expenses paid on behalf of the Company as contribution to capital	-	-	529		-	529

Net loss	-	-	-		(11,848)	(11,848)

Balance as of November 30, 2018	16,100,000	$1,610	$248,378	$	$(254,032)	$(4,044)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,984)	$(11,848)
Adjustment to reconcile net loss to net cash used in operating activities :

Expenses paid on behalf of the Company as contribution to capital	34,861	529
Changes in current assets and liabilities:
Accounts payable - related party	-	27,240
Accrued expenses	(9,050)	(16,600)
Net cash used in operating activities	(173)	(679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock – related parties	$19,391	$-
Proceeds from issuance of common stock – non-related party	25	-
Net cash provided by financing activities	19,416	-

Net increase (decrease) in cash	$19,243	$(679)
Cash equivalents at beginning of period	200,705	201,405
Cash equivalents at end of period	$219,948	$200,726

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities:
Prepayment made by related party on behalf of the Company	$42,300	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

LUXXO, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Luxxo, Inc., a Delaware corporation (“the Company”), formerly Global Bridge Capital, Inc., was originally incorporated under the laws of the State of Delaware on August 22, 2016 with the name Global Bridge Capital, Inc.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2019, as reported in the filed FORM 10-K, have been omitted.

-F5-

Note 3 - Going Concern

The accompanying financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 4 - Shareholders’ Equity

Common Stock, Common Stock Subscribed and Common Stock Receivable

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. However, the shares were not issued until September 2019 and payments for the share purchases were not received by the Company until November and December 2019. As of November 30, 2019, the Company received wire payments to the corporate bank account totaling $19,416, $19,391 of which was from the below six related parties and $25 was from a non-related party. 194,155,000 shares were transferred from common stock subscribed to common stock during the three months ended November 30, 2019. The Company received the remaining $5,974 in December 2019.

1) Lim Wei Foon, Chief Financial Officer – $5,597 for 55,975,000 restricted shares of common stock

2) Janice Lim Lai Yee, relative of Chief Financial Officer - $1 for 5,000 restricted shares of common stock

3) Ee Ewe Chuan, Chief Executive Officer – $5,598 for 55,975,000 restricted shares of common stock

4) Ch'ng Wee Ling, President – $5,598 for 55,975,000 restricted shares of common stock

5) Tan Boon Yew, Chief Marketing Officer – $1,597 for 15,795,000 restricted shares of common stock

6) Luxxo Holdings Berhad, common ownership – $1,000 for 10,000,000 restricted shares of common stock

Additional Paid-in Capital

During the three months ended November 30, 2019, related party Luxxo Holdings Berhard paid expenses and made prepayment on behalf of the Company totaling $34,861 and $42,300, respectively. These expenses and prepayment, consisting mostly of professional fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

During the three months ended November 30, 2018, our consulting firm, Invinity Consulting, paid expenses on behalf of the Company totaling $528. These expenses, consisting of filing fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

Note 5 - Related-Party Transactions

Common Stock issued for cash

During the three months ended November 30, 2019, the Company received totaling $19,391 from four officers/directors of the Company, their relatives and Luxxo Holdings Berhard for 193,905,000 shares of restricted common stock. (See Note 4 – Common Stock, Common Stock Subscribed and Common Stock Receivable).

Contributed Capital

During the three months ended November 30, 2019, related party Luxxo Holdings Berhard provided contributed capital of $77,161 to the Company. (See Note 4 – Additional Paid-in Capital).

Office Space

The Company’s office space is provided rent free by our current officers and directors at the address of Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Note 6 – Subsequent Events

The Company received $5,974 in December 2019 for common stock subscribed in the year ended August 31, 2019. (See Note 4 – Common Stock, Common Stock Subscribed and Common Stock Receivable).

-F6-

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

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. The shares were issued in September 2019 and payments for the share purchases were received in November and December 2019.

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

Liquidity and Capital Resources

Our cash balance is $219,948 as of November 30, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $25,984 and $11,848 for the three months ended November 30, 2019 and 2018, respectively. The increased net loss we experienced for the three months ended November 30, 2019 is attributed to increased professional fees as a result of increased Company operations.

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

As of November 30, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending November 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: March 4, 2020

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: March 4, 2020