Form 10-Q
period 2020-02-29
Luxxo, Inc.
filed 2020-06-02
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

As of June 2, 2020, there were 270,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of June 2, 2020, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

BALANCE SHEETS

	February 29, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash equivalents	$244,658	$200,705
Prepaid expense	21,150	-
Total Current Assets	265,808	200,705

TOTAL ASSETS	$265,808	$200,705

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$10,530	$16,730
Accounts payable	-	27,540
Total Current Liabilities	10,530	44,270

TOTAL LIABILITIES	10,530	44,270

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 29, 2020 and August 31, 2019	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 270,000,000 and 16,100,000 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	27,000	1,610
Common stock, $0.0001 par value, 10,000 and 253,900,000 shares subscribed as of February 29, 2020 and August 31, 2019, respectively	1	25,390
Common stock receivable	-	(25,390)
Additional paid in capital	618,849	484,945
Accumulated deficit	(390,572)	(330,120)

Total Stockholders’ Equity	$255,278	$156,435

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$265,808	$200,705

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 LUXXO, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019

Operating Expenses

General and administrative expenses	$34,468	$8,050	$60,452	$19,898

Total Operating Expenses	$(34,468)	$(8,050)	$(60,452)	$(19,898)

Net Loss	$(34,468)	$(8,050)	$(60,452)	$(19,898)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	270,000,000	16,100,000	233,728,571	16,100,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020

(UNAUDITED)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Par Value Common Stock	Common Stock Receivable	Accumulated Deficit	Total
Balance as of August 31, 2019	16,100,000	$1,610	$484,945	253,900,000	$25,390	$(25,390)	$(330,120)	$156,435

Issuance of common stock subscribed	194,155,000	19,416	-	(194,155,000)	(19,416)	19,416	-	19,416

Expenses and prepayment paid on behalf of the Company as contribution to capital	-	-	77,161	-	-	-	-	77,161

Net loss	-	-	-	-	-	-	(25,984)	(25,984)

Balance as of November 30, 2019	210,255,000	$21,026	$562,106	59,745,000	$5,974	$(5,974)	$(356,104)	$227,028

Issuance of common stock subscribed	59,745,000	5,974	-	(59,745,000)	(5,974)	5,974	-	5,974

Common stock issued for cash	-	-	18,884	10,000	1	-	-	18,885

Expenses, prepayment, accounts payable and accrued expenses paid on behalf of the Company as contribution to capital	-	-	37,859	-	-	-	-	37,859

Net loss	-	-	-	-	-	-	(34,468)	(34,468)

Balance as of February 29, 2020	270,000,000	$27,000	$618,849	10,000	$1	$-	$(390,572)	$255,278

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2019

(UNAUDITED)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of August 31, 2018	16,100,000	$1,610	$247,849	$(242,184)	$7,275

Expenses paid on behalf of the Company as contribution to capital	-	-	528	-	528

Net loss	-	-	-	(11,848)	(11,848)

Balance as of November 30, 2018	16,100,000	$1,610	$248,377	$(254,032)	$(4,045)

Expenses paid on behalf of the Company as contribution to capital	-	-	7,730	-	7,730

Net loss	-	-	-	(8,050)	(8,050)

Related party loan forgiven	-	-	172,000	-	172,000

Balance as of February 28, 2019	16,100,000	$1,610	$428,107	$(262,082)	$167,635

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,452)	$(19,898)
Adjustment to reconcile net loss to net cash used in operating activities:

Expenses paid on behalf of the Company as contribution to capital	49,600	8,258
Changes in current assets and liabilities:
Accounts payable	-	27,540
Accrued expenses	10,530	(16,600)
Net cash used in operating activities	(322)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock – related parties	$22,391	$-
Proceeds from issuance of common stock – non-related parties	21,884	-
Net cash provided by financing activities	44,275	-

Net increase (decrease) in cash	$43,953	$(700)
Cash equivalents at beginning of period	200,705	201,405
Cash equivalents at end of period	$244,658	$200,705

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities:
Prepayment made by related party on behalf of the Company	$21,150	$-
Accounts payable and accrued expense paid off by related party on behalf of the Company	$44,270	$-

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

Note 4 - Shareholders’ Equity

Common Stock, Common Stock Subscribed and Common Stock Receivable

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. The shares were issued and payments for the share purchases were received during the six months ended February 29, 2020. Among the $25,390 payments received, $22,391 of which was from the below seven related parties and $2,999 was from non-related parties. 253,900,000 shares were transferred from common stock subscribed to common stock during the six months ended February 29, 2020.

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

3) Ee Ewe Chuan, Chief Executive Officer – $5,598 for 55,975,000 restricted shares of common stock

4) Ch'ng Wee Ling, President – $5,598 for 55,975,000 restricted shares of common stock

5) Tan Boon Yew, Chief Marketing Officer – $1,597 for 15,795,000 restricted shares of common stock

6) Luxxo Holdings Berhad, common ownership – $1,000 for 10,000,000 restricted shares of common stock

7) Luxxo International Limited, common ownership - $3,000 for 30,000,000 restricted shares of common stock

On February 1, 2020, the Company sold 10,000 shares of restricted common stock with $0.0001 par value to a non-related party for cash of $18,885. The shares were not yet issued as of the filing date and was recorded as common stock subscribed.

Additional Paid-in Capital

During the six months ended February 29, 2020, related party Luxxo Holdings Berhard paid $49,600 expenses, made $21,150 prepayment and paid off $44,270 accounts payable and accrued expense on behalf of the Company. These payments, consisting mostly of professional fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

During the six months ended February 28, 2019, our consulting firm, Invinity Consulting, paid expenses on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $7,730. These expenses, consisting of filing fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

Note 5 - Related-Party Transactions

Common Stock issued for cash

During the six months ended February 29, 2020, the Company received payments totaling $22,391 from four officers/directors of the Company, their relatives, Luxxo Holdings Berhard and Luxxo International Limited for 223,905,000 shares of restricted common stock. (See Note 4 – Common Stock, Common Stock Subscribed and Common Stock Receivable).

Contributed Capital

During the six months ended February 29, 2020, related party Luxxo Holdings Berhard provided contributed capital of $115,020 to the Company. (See Note 4 – Additional Paid-in Capital).

Office Space

The Company’s office space is provided rent free by our current officers and directors at the address of Bukit Jalil City Signature Shop-Offices, N-9-1, N-9-2, N-9-3, Pusat Perdagangan Bandar Bukit Jalil, Persiaran Jalil 2, 57000 Kuala Lumpur, Malaysia.

Consulting Service

Since January 2020, our consulting firm, Invinity Consulting, provided consulting services to the Company for free.

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

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. The shares were issued during the six months ended February 29, 2020 and payments for the share purchases were received in November and December 2019.

On February 1, 2020, the Company sold 10,000 shares of restricted common stock to a non-related party for cash of $18,885. The shares were not issued as of the filing date.

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

Impact of COVID-19

Since the beginning of 2020, the coronavirus disease (“COVID-19”) which first broke out in China, has spread to most countries across the globe. On March 11, the World Health Organization declared COVID-19 to be a pandemic, and the economy rapidly declined due to limited economic activity caused by the outbreak. In response to the COVID-19 pandemic and the government’s request for self-restraint, the Company implemented some measures to prevent infection including shortening business hours and restricting movements of employees. Under this situation, it is expected that the operating results for 2020 will be adversely affected.

Liquidity and Capital Resources

Our cash balance is $244,658 as of February 29, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $34,468 and $8,050 for the three months ended February 29, 2020 and February 28, 2019, respectively. The increased net loss we experienced for the three months ended February 29, 2020 is attributed to increased professional fees as a result of increased Company operations.

We have recorded a net loss of $60,452 and $19,898 for the six months ended February 29, 2020 and February 28, 2019, respectively. The increased net loss we experienced for the three months ended February 29, 2020 is attributed to increased professional fees as a result of increased Company operations.

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

As of February 29, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending February 29, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 29, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: June 2, 2020

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: June 2, 2020