Form 10-Q
period 2020-05-31
Luxxo, Inc.
filed 2020-09-03
CIK 1693801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

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

As of September 3, 2020, there were 270,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of September 3, 2020, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LUXXO, INC.

BALANCE SHEETS

	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash equivalents	$244,658	$200,705
Total Current Assets	244,658	200,705

TOTAL ASSETS	$244,658	$200,705

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$10,630	$16,730
Accounts payable	-	27,540
Total Current Liabilities	10,630	44,270

TOTAL LIABILITIES	10,630	44,270

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2020 and August 31, 2019	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 270,000,000 and 16,100,000 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	27,000	1,610
Common stock, $0.0001 par value, 10,000 and 253,900,000 shares subscribed as of May 31, 2020 and August 31, 2019, respectively	1	25,390
Common stock receivable	-	(25,390)
Additional paid in capital	629,306	484,945
Accumulated deficit	(422,279)	(330,120)

Total Stockholders’ Equity	$234,028	$156,435

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$244,658	$200,705

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 LUXXO, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Nine Months Ended May 31, 2020	Nine Months Ended May 31, 2019

Operating Expenses

General and administrative expenses	$31,707	$35,174	$92,159	$55,072

Total Operating Expenses	$(31,707)	$(35,174)	$(92,159)	$(55,072)

Net Loss	$(31,707)	$(35,174)	$(92,159)	$(55,072)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	270,000,000	16,100,000	245,907,299	16,100,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED MAY 31, 2020

(UNAUDITED)

	Common Stock		Par Value Common Stock	Additional Paid-in Capital	Common Stock Subscribed		Par Value Common Stock	Common Stock Receivable		Accumulated Deficit	Total
Balance as of August 31, 2019	16,100,000		$1,610	$484,945	253,900,000		$25,390	$(25,390)		$(330,120)	$156,435

Issuance of common stock subscribed	194,155,000		19,416	-	(194,155,000)		(19,416)	19,416		-	19,416

Expenses and prepayment paid on behalf of the Company as contribution to capital	-		-	77,161	-		-	-		-	77,161

Net loss	-		-	-	-		-	-		(25,984)	(25,984)

Balance as of November 30, 2019	210,255,000		$21,026	$562,106	59,745,000		$5,974	$(5,974)		$(356,104)	$227,028

Issuance of common stock subscribed	59,745,000		5,974	-	(59,745,000)		(5,974)	5,974		-	5,974

Common stock issued for cash	-		-	18,884	10,000		1	-		-	18,885

Expenses, prepayment, accounts payable and accrued expenses paid on behalf of the Company as contribution to capital	-		-	37,859	-		-	-		-	37,859

Net loss	-		-	-	-		-	-		(34,468)	(34,468)

Balance as of February 29, 2020	270,000,000		$27,000	$618,849	10,000		$1	$-		$(390,572)	$255,278

Expenses and accrued expense paid on behalf of the Company as contribution to capital		-	-	10,457	-		-	-		-	10,457

Net loss		-	-	-		-	-		-	(31,707)	(31,707)
Balance as of May 31, 2020	270,000,000		$27,000	$629,306	10,000		$1	$-		$(422,279)	$234,028

LUXXO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED MAY 31, 2019

(UNAUDITED)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of August 31, 2018	16,100,000	$1,610	$247,849	$(242,184)	$7,275

Expenses paid on behalf of the Company as contribution to capital	-	-	528	-	528

Net loss	-	-	-	(11,848)	(11,848)

Balance as of November 30, 2018	16,100,000	$1,610	$248,377	$(254,032)	$(4,045)

Expenses paid on behalf of the Company as contribution to capital	-	-	7,730	-	7,730

Net loss	-	-	-	(8,050)	(8,050)

Related party loan forgiven	-	-	172,000	-	172,000

Balance as of February 28, 2019	16,100,000	$1,610	$428,107	$(262,082)	$167,635

Expenses paid on behalf of the Company as contribution to capital	-	-	35,774		35,774

Net loss	-	-	-	(35,174)	(35,174)
Balance as of May 31, 2019	16,100,000	$1,610	$463,881	$(297,256)	$168,235

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

LUXXO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,159)	$(55,072)
Adjustment to reconcile net loss to net cash used in operating activities :
Expenses paid on behalf of the Company as contribution to capital	81,207	44,032
Changes in current assets and liabilities:
Accounts payable	-	27,540
Accrued expenses	10,630	(17,200)
Net cash used in operating activities	(322)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock – related parties	$22,391	$-
Proceeds from issuance of common stock – non-related parties	21,884	-
Net cash provided by financing activities	44,275	-

Net increase (decrease) in cash	$43,953	$(700)
Cash equivalents at beginning of period	200,705	201,405
Cash equivalents at end of period	$244,658	$200,705

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities:
Related party loan forgiven	$-	$172,000
Accounts payable and accrued expense paid off by related party on behalf of the Company	$44,270	$-

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

On December 15, 2017 the Company acquired 100% of the membership interests of Global Bridge Asset Management LLC, a Delaware Limited Liability Company. Global Bridge Asset Management LLC had no assets at August 31, 2018. As of July 1, 2018, the Company no longer has ownership of Global Bridge Asset Management LLC. On July 1, 2018, the Company entered into an LLC Membership Assignment agreement with Invinity Group Berhad, a company with common former officer. The result of the agreement was that the Company assigned, transferred, and conveyed 100% of the rights, title and interest in Global Bridge Asset Management, LLC, a Delaware Limited Liability Company, to Invinity Group Berhad. This agreement left the Company with no interest in Global Bridge Asset Management, LLC. There was no consideration rendered to the company resulting from this agreement.

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

Note 4 - Shareholders’ Equity

Common Stock, Common Stock Subscribed and Common Stock Receivable

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. The shares were issued and payments for the share purchases were received during the nine months ended May 31, 2020. Among the $25,390 payments received, $22,391 of which was from the following seven related parties and $2,999 was from non-related parties. 253,900,000 shares were transferred from common stock subscribed to common stock during the nine months ended May 31, 2020.

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

4) Ch'ng Wee Ling, President – $5,598 for 55,975,000 restricted shares of common stock

5) Tan Boon Yew, Chief Marketing Officer – $1,597 for 15,795,000 restricted shares of common stock

6) Luxxo Holdings Berhad, common ownership – $1,000 for 10,000,000 restricted shares of common stock

7) Luxxo International Limited, common ownership - $3,000 for 30,000,000 restricted shares of common stock

On February 1, 2020, the Company sold 10,000 shares of restricted common stock with $0.0001 par value to a non-related party for cash of $18,885. The shares were not issued until June 2020 and were recorded as common stock subscribed as of May 31, 2020.

Additional Paid-in Capital

During the nine months ended May 31, 2020, related party Luxxo Holdings Berhard paid $81,207 expenses and paid off $44,270 accounts payable and accrued expense on behalf of the Company. These payments, consisting mostly of professional fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

During the nine months ended May 31, 2019, our consulting firm, Invinity Consulting, paid expenses on behalf of the Company totaling $528. In addition, related party Luxxo Holdings Berhard paid expenses on behalf of the Company totaling $43,504. These expenses, consisting of professional fees, filing fees and franchise taxes, are considered contributions to capital and recorded as additional paid in capital due to the fact that the related party does not require repayment from the Company.

Note 5 - Related-Party Transactions

Common Stock issued for cash

During the nine months ended May 31, 2020, the Company received payments totaling $22,391 from four officers/directors of the Company, their relatives, Luxxo Holdings Berhard and Luxxo International Limited for 223,905,000 shares of restricted common stock. (See Note 4 – Common Stock, Common Stock Subscribed and Common Stock Receivable).

Contributed Capital

During the nine months ended May 31, 2020, related party Luxxo Holdings Berhard provided contributed capital of $125,477 to the Company. (See Note 4 – Additional Paid-in Capital).

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

During the months of July and August of 2019, the Company sold 253,900,000 shares of restricted common stock at par value, $0.0001 per share, to approximately 567 non-US investors. The total capital raised from the aforementioned offering was $25,390. The shares were issued during the nine months ended May 31, 2020 and payments for the share purchases were received in November and December 2019.

On February 1, 2020, the Company sold 10,000 shares of restricted common stock to a non-related party for cash of $18,885. The shares were issued in June 2020.

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

Liquidity and Capital Resources

Our cash balance is $244,658 as of May 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $31,707 and $35,174 for the three months ended May 31, 2020 and May 31, 2019, respectively. The decreased net loss we experienced for the three months ended May 31, 2020 is attributed to decreased state and franchise tax.

We have recorded a net loss of $92,159 and $55,072 for the nine months ended May 31, 2020 and May 31, 2019, respectively. The increased net loss we experienced for the three months ended May 31, 2020 is attributed to increased professional fees as a result of increased Company operations.

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

As of May 31, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending May 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 8, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Luxxo, Inc.

(Registrant)

By: /s/ Ee Ewe Chuan

Name: Ee Ewe Chuan

Chief Executive Officer

Dated: September 3, 2020

By: /s/ Lim Wei Foon

Name: Lim Wei Foon

Chief Financial Officer

Dated: September 3, 2020